Form 10-Q
period 1997-04-30
DOCUCORP INC
filed 1997-06-16
CIK 1033864

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                  .............................................


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934


For the Quarter Ended April 30, 1997          Commission file number 000-1033864


                                 DocuCorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                           74-2690838
         (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
          Incorporation or Organization)


              5910 North Central Expressway
                        Suite 800
                        Dallas, TX                                  75206
         (Address of Principal Executive Offices)                 (Zip Code)


               Registrant's telephone number, including area code:
                                 (214) 891-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 YES     X                                 NO
                      ------                                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Shares Outstanding Effective
Class                                           May 30, 1997
-----------------------                         ------------
Common Stock Class A, $.01 par value            4,265,401
Common Stock Class B, $.01 per value            4,685,597

PART I            FINANCIAL INFORMATION                              PAGE

Item  1           Consolidated Financial Statements:


Statements of Operations................................................3


Balance Sheets..........................................................4


Statements of Cash Flows................................................5


Notes to Interim Financial Statements...................................6


Item  2    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................8


PART II    OTHER INFORMATION


Item  6    Exhibits and Reports on Form 8-K............................12

                                 DOCUCORP, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        Three        Three         Nine         Nine
                                                        months       months       months       months
                                                        ended        ended        ended        ended
                                                       April 30     April 30     April 30     April 30
                                                      ----------   ----------   ----------   ----------

                                                         1996         1997         1996         1997
                                                      ----------   ----------   ----------   ----------

Revenues
         Professional services ....................   $  123,800   $  129,771   $  434,670   $  501,427
         License ..................................      918,381    1,034,985    2,828,868    3,077,834
         Maintenance ..............................    1,473,752    1,669,321    4,300,698    4,879,971

                                                      ----------   ----------   ----------   ----------
                Total revenues ....................    2,515,933    2,834,077    7,564,236    8,459,232
                                                      ----------   ----------   ----------   ----------

Expenses
         Professional services ....................       96,793      127,902      335,094      409,677
         Product development and support ..........      966,357      969,799    2,930,142    3,001,115
         Selling and marketing ....................      363,160      376,054    1,096,135    1,168,653
         General and administrative ...............      388,746      529,004    1,263,181    1,608,295

                                                      ----------   ----------   ----------   ----------
                Total expenses ....................    1,815,056    2,002,759    5,624,552    6,187,740
                                                      ----------   ----------   ----------   ----------

                Operating income ..................      700,877      831,318    1,939,684    2,271,492
         Other income, net ........................       62,930      125,375      164,216      331,114

                                                      ----------   ----------   ----------   ----------
                Income before income taxes ........      763,807      956,693    2,103,900    2,602,606
         Provision for income taxes ...............      279,000      349,000      768,000      950,000
                                                      ----------   ----------   ----------   ----------
                Net income ........................   $  484,807   $  607,693   $1,335,900   $1,652,606
                                                      ==========   ==========   ==========   ==========

         Net income per share of common stock .....   $     0.09   $     0.11   $     0.24   $     0.31
                                                      ==========   ==========   ==========   ==========

         Weighted  average  number of shares of
           common  stock and  common  stock
           equivalents used in calculating earnings
           per share ..............................    5,602,432    5,415,352    5,602,432    5,415,352
                                                      ==========   ==========   ==========   ==========


             See accompanying notes to interim financial statements

                                 DOCUCORP, INC.
                                 BALANCE SHEETS
                                    UNAUDITED



                                                                              July 31,        April 30,
                                                                                1996            1997
                                                                             -----------   ------------

                               ASSETS
Current assets
          Cash and cash equivalents ......................................   $ 1,909,016   $10,037,204
          Short-term investments .........................................     5,308,806       974,882
          Accounts receivable ............................................     4,105,652     2,567,753
          Current portion of deferred taxes ..............................       399,468       348,690
          Other current assets ...........................................       187,193       198,103
                                                                             -----------   -----------
                     Total current assets ................................    11,910,135    14,126,632

Fixed assets, net of accumulated depreciation ............................       783,328       758,255
Capitalized software, net of amortization ................................     1,941,679     1,820,459
Other assets .............................................................        55,586        13,484

                                                                             -----------   -----------
                                                                             $14,690,728   $16,718,830
                                                                             ===========   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
          Accounts payable ...............................................   $   323,044   $   324,457
          Accrued liabilities
                Accrued compensation .....................................       700,050       668,348
                Other ....................................................       278,857       349,233
          Income taxes payable ...........................................       655,264       406,016
          Current portion of obligations under capital lease .............        45,967             0
          Deferred revenue ...............................................     4,267,113     4,694,136
                                                                             -----------   -----------
                     Total current liabilities ...........................     6,270,295     6,442,190

Deferred taxes ...........................................................       383,070       548,792
Stockholders' equity
          Preferred stock - 3,000,000 shares authorized at $.10 par value,
              $1.00 liquidation value, 1,963,433 shares issued
              and outstanding ............................................       196,343       196,343
          Common stock - 20,000,000 shares authorized at $.01 par
              value, 2,335,082 and 2,344,182 shares issued and
              outstanding, respectively ..................................        23,351        23,442
          Additional paid-in capital .....................................     1,321,265     1,359,053
          Retained earnings ..............................................     6,496,404     8,149,010
                                                                             -----------   -----------

                     Total stockholders' equity ..........................     8,037,363     9,727,848
                                                                             -----------   -----------
                                                                             $14,690,728   $16,718,830
                                                                             ===========   ===========

             See accompanying notes to interim financial statements

                                 DOCUCORP, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 Nine            Nine
                                                                                months          months
                                                                                 ended           ended
                                                                                April 30        April 30
                                                                                  1996            1997
                                                                              -------------    ------------

Cash flows from operating activities
    Net income .............................................................   $  1,335,900    $  1,652,606
    Adjustments to reconcile net income to
    net cash provided by operating activities:
           Depreciation and amortization ...................................        270,707         271,545
           Amortization of capitalized software ............................        633,936         560,282
           Stock option compensation expense ...............................         37,590          36,303
           Changes in assets and liabilities:
                  Increase (decrease) in allowance for doubtful accounts ...        (30,000)         36,011
                  (Increase) decrease in accounts receivable ...............      1,318,798       1,501,888
                  (Increase) decrease in income tax refund receivable ......        222,033               0
                  (Increase) decrease in deferred tax assets ...............         36,758          50,778
                  (Increase) decrease in other assets ......................        (73,824)         31,192
                  Increase (decrease) in accounts payable ..................       (108,807)          1,413
                  Increase (decrease) in accrued liabilities ...............       (251,858)         38,674
                  Increase (decrease) in income taxes payable ..............       (428,210)       (249,248)
                  Increase (decrease) in deferred revenue ..................        109,947         427,023
                  Increase (decrease) in deferred tax liabilities ..........        234,452         165,722
                                                                               ------------    ------------
                         Total adjustments .................................      1,971,522       2,871,583
                                                                               ------------    ------------
                         Net cash provided by operating activities .........      3,307,422       4,524,189
                                                                               ------------    ------------

Cash flows from investing activities
    (Purchase) sale of short-term investments ..............................     (2,290,621)      4,333,924
    Purchase of fixed assets ...............................................       (255,919)       (246,472)
    Capitalized software development costs .................................       (404,818)       (439,062)
                                                                               ------------    ------------
                         Net cash (used in) provided by investing activities     (2,951,358)      3,648,390
                                                                               ------------    ------------

Cash flows from financing activities
    Repayment of subordinated debentures ...................................     (1,534,430)              0
    Principal payments under capital lease obligations .....................        (41,886)        (45,967)
    Proceeds from exercise of warrants and options .........................         32,187           1,576
                                                                               ------------    ------------
                         Net cash used in financing activities .............     (1,544,129)        (44,391)
                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents .......................     (1,188,065)      8,128,188
Cash and cash equivalents at beginning of year .............................      2,289,980       1,909,016
                                                                               ------------    ------------
Cash and cash equivalents at end of period .................................   $  1,101,915    $ 10,037,204
                                                                               ============    ============

             See accompanying notes to interim financial statements
                                       5

                                 DOCUCORP, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                    UNAUDITED

Note 1 - Basis of Presentation

DocuCorp, Inc. (the "Company") was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences"). On May 15, 1997 Common Stock and Preferred Stock of Image Sciences was exchanged for Common Stock of DocuCorp. For historical accounting purposes, Image Sciences is considered to be the acquirer in the Merger and no purchase accounting is required related to the conversion of Image Sciences Common Stock and Image Sciences Preferred Stock into DocuCorp Common Stock. With respect to Image Sciences, the Merger into DocuCorp has been treated as a change in entity, and accordingly the financial statements of Image Sciences are presented as historical statements of DocuCorp for periods prior to the Merger of Image Sciences and FormMaker. On May 15, 1997, as described in
Note 3, the Company completed the merger of FormMaker into a wholly-owned subsidiary of the Company. The Merger will be treated as an acquisition of FormMaker by Image Sciences; accordingly this transaction will be recorded under the purchase method of accounting. The Company's business will be conducted through DocuCorp, Image Sciences, and FormMaker (see also Note 3).

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements of the Company and Image Sciences for the year ended July 31, 1996, included as part of the Company's Joint Proxy Statement/Prospectus dated April 18, 1997. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition at April 30, 1997 and for the three and nine month periods ended April 30, 1996 and 1997. The interim results presented herein are not necessarily representative of the results that may be expected for the fiscal year ended July 31, 1997 or for any future period.

Note 2 - Contingent Liabilities

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Note 3 - Subsequent Event

On January 15, 1997, Image Sciences entered into an Agreement and Plan of Merger ("the Merger") with FormMaker, pursuant to which the stockholders of Image Sciences and FormMaker agreed to exchange their shares for common stock of a newly created company, DocuCorp, Inc. The Merger was completed on May 15, 1997. In addition, Image Sciences distributed $8,000,000 concurrent with the closing of the Merger via (i) a tender offer to its common stockholders and certain holders of options to purchase common stock, and (ii) a dividend to its preferred stockholder.

If reflected as if the Merger had been consummated at the beginning of each fiscal period, the unaudited pro forma combined results of operations of Image Sciences and FormMaker for the nine months ended April 30, 1996 and 1997 would have resulted in revenues of $18,376,357 and $28,232,372, respectively, and a net loss of $843,762 ($0.08 per share) and net income of $1,250,734 ($0.13 per share), respectively. The unaudited pro forma combined financial results for the nine months ended April 30, 1996 and 1997 have been derived from the unaudited financial statements of each of Image Sciences and FormMaker, which in the opinion of management of Image Sciences and FormMaker, respectively, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for such periods. The pro forma information above should be read in conjunction with the pro forma combined Balance Sheet of the Company as of January 31, 1997, and pro forma combined Statement of Operations of the Company for the year ended July 31, 1996, and the six months ended January 31, 1997, included in the Company's Joint Proxy Statement/Prospectus dated April 18, 1997.

The pro forma disclosure above does not give effect to any cost savings that may result from the Merger. During the periods presented, Image Sciences and FormMaker were not under common control or management and, as a result, the selected unaudited pro forma combined financial data is not necessarily indicative of or comparable to the financial position or operating results that would have occurred had the Merger occurred as of or at the beginning of the periods presented or that will occur following the Merger.

The pro forma disclosure above does not give effect to (i) an anticipated charge for in-process technology, which is non-deductible for tax purposes and which will be charged to operations as of the date of the Merger, or (ii) compensation expense related to the repurchase of options to purchase Image Sciences Common Stock and compensation expense related to the creation of a new measurement date for outstanding options to purchase Image Sciences Common Stock deemed to be converted to options to purchase DocuCorp Class B Common Stock at consummation of the Merger. The anticipated charges described above are currently expected to amount to $13,500,000 and $5,000,000 (net of the resulting income tax benefit), respectively. These charges would reduce pro forma combined net income per common share by $1.36 and $0.50, respectively.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS OF DOCUCORP, INC.

Certain information contained herein may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, and changes in customer preferences. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made herein.

Overview

The Company develops, markets, and supports software products designed to automate the processing of business forms and documents. The Company was organized on January 13, 1997 in connection with the acquisition of FormMaker by Image Sciences (see also "Notes to Interim Financial Statements"). Following the Merger, Image Sciences and FormMaker are wholly-owned subsidiaries of the Company.

Results of Operations

The following table sets forth selected data of the Company expressed as a percentage of total revenues for the periods indicated:

                                       Three months ended     Nine months ended
                                           April 30,             April 30,
                                          (unaudited)           (unaudited)
                                           -------------      -------------
                                             1996   1997       1996  1997
                                           -------------      -------------
Revenues

         Professional services ...........     5 %   5 %         6 %   6 %
         License .........................    36    36          37    36
         Maintenance .....................    59    59          57    58
                                             ---   ---         ---   ---
                Total revenues ...........   100   100         100   100

Expenses
         Professional services ...........     4     5           4     5
         Product development and support .    38    34          39    35
         Selling and marketing ...........    14    13          14    14
         General and administrative ......    16    19          17    19
                                             ---   ---         ---   ---

                Total expenses ...........    72    71          74    73

                                             ---   ---         ---   ---
         Operating income ................    28    29          26    27
         Other income, net ...............     2     5           2     4

                                             ---   ---         ---   ---
                Income before income taxes    30    34          28    31
         Provision for income taxes ......    11    13          10    11
                                             ---   ---         ---   ---
                Net income ...............    19 %  21 %        18 %  20 %
                                             ===   ===         ===   ===

Comparative analysis of quarterly results for the three and nine months ended April 30, 1997

Revenues

The Company derives its revenues from license fees, recurring maintenance fees, and professional services related to its software products. License revenues are generally derived from perpetual licenses of software products. Maintenance revenues consist primarily of annual maintenance contracts. Professional services revenues include fees for consulting, contract programming projects, education services, and a biennial user group conference.

Total revenues increased 13% and 12%, respectively, for the three and nine months ended April 30, 1997 compared to the corresponding periods of fiscal 1996 due to increases in all revenue types. License revenues increased 13% and 9%, respectively, for the three and nine month periods due to larger dollar contracts being executed. As anticipated, maintenance revenues increased 13% for the three and nine month periods due to an expanding customer base. The 5% and 15% increase in professional services revenues for the three and nine month periods ended April 30, 1996 and 1997, respectively, is primarily due to an increase in educational classes offerings.

The Company's  backlog  consisted  primarily of $4,000,000 of revenue for annual maintenance contracts entitling the end-user to product enhancements and telephone support as of April 30, 1997. Maintenance contracts may generally be terminated upon a 30 day notice period; however, the Company has not historically experienced material cancellations of such contracts.

Professional services expense

Professional services expense consists principally of personnel costs and direct travel and living costs associated with the Company's consulting, education services, and contract programming projects. For the three and nine month periods ended April 30, 1997, professional services expense increased 32% and 22%, respectively, which is a result of increased costs to provide increased professional services. These costs represented 78% and 99%, respectively, of professional services revenues for the three months ended April 30, 1996 and 1997, and 77% and 82%, respectively, of professional services revenues for the nine months ended April 30, 1996 and 1997. The three month increase in cost as a percentage of revenue is primarily due to utilization of certain staff on non-billable activity.

Product development and support expense

Product development and support expense did not change significantly for the three month period ended April 30, 1997, and increased 2% for the nine month period ended April 30, 1997. Before capitalization and amortization, product development and support expense increased 4% and 7%, respectively, for the three and nine month periods ended April 30, 1997, primarily resulting from increased staffing associated with the Company's continued focus on research activities and enhancing customer satisfaction.

Selling and marketing expense

Selling and marketing expense increased 4% and 7%, respectively, for the three and nine month periods ended April 30, 1997 from the comparable prior year periods. The increase in selling and marketing expense for the three and nine month periods is primarily the result of increased commissions as a result of higher commission percentages associated with larger dollar contracts being executed. This increase was offset by decreases in personnel costs and travel and living expenses in the three and nine month periods.

General and administrative expense

General and administrative expense increased 36% and 27%, respectively, for the three and nine month periods ended April 30, 1997. The increased expense for the fiscal 1997 periods resulted from an increase in profit-based bonuses related to the Company's current period financial performance and increased legal expenses due primarily to activity surrounding an outstanding lawsuit. In addition, the increase for the nine month period is a result of an increase in bad debt expense. Bad debt expense increased due to writing off uncollectible accounts and increasing the allowance account.

Other income, net

For the three and nine month periods ended April 30, 1997, the 99% and 102% increase in other income, respectively, was due to increases in interest income and a significant decrease in interest expense. Interest income increased primarily as a result of increased cash and short term investments. Interest expense decreased significantly due to retirement of all outstanding subordinated debentures in March 1996 and repayment of all outstanding obligations under capital leases. Interest income will decrease and interest expense will increase due to the distribution of $8,000,000 in conjunction with the merger of Image Sciences and FormMaker and due to the assumption of debt and capitalized leases of FormMaker of approximately $8,100,000 with that acquisition.

Provision for income taxes

The income tax provision was calculated utilizing Federal income tax rates for corporations. Effective tax rates for the three and nine month periods ended April 30, 1996 and 1997 were approximately 36% for each period. These rates differ from the Federal statutory rate primarily due to state income taxes. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three and nine month periods ended April 30, 1996 and 1997.

Net income

Profitability increased 25% and 24%, respectively, for the three and nine month periods ended April 30, 1997 from the comparable prior year periods. The increase in profitability for the three and nine month periods was primarily the result of increasing revenues and containing costs.

Liquidity and capital resources

At April 30, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents, and short-term investments aggregating $11,012,086.

Cash and cash equivalents increased $8,128,188 during the nine month period ended April 30, 1997 due primarily to net income of $1,652,606 and maturities of short-term investments of $4,333,924. Working capital increased $2,044,602 from $5,639,840 at July 31, 1996 to $7,684,442 at April 30, 1997, primarily as the result of profitable operations.

As of April 30, 1997, the Company has repaid all existing debt. Capital expenditures have generally not been material. Concurrent with the consummation of the Merger (see Note 3 of Notes to Interim Financial Statements), the Company disbursed $8,000,000 of its cash, cash equivalents, and short-term investments to its common and preferred stockholders. Consequently, subsequent to the Merger, the Company's working capital and financial resources have been significantly reduced. The Company intends to fund its future operations through its cash from operations, renegotiation or replacement of the existing FormMaker $10,000,000 line of credit, and a $3,000,000 loan from one of its shareholders, Safeguard Scientifics. The line of credit and subordinated loan have available funds of approximately $5,400,000 as of April 30, 1997. The $3,000,000 loan is subordinated to the existing FormMaker line of credit, bears interest at prime plus 1%, and becomes due upon the earlier of an underwritten initial public offering yielding proceeds of at least $13,000,000 to the Company or May 15, 2000.

Recently Issued Accounting Statements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has adopted SFAS 123 effective August 1, 1996 by electing to continue to apply APB 25 for future stock options and stock based awards and, accordingly, does not anticipate that SFAS 123 will have a material impact on its results of operations or financial position. In accordance with the disclosure provisions of SFAS 123, the Company will initially present the disclosure required by SFAS 123 in its financial statements as of and for the periods ending July 31, 1997.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principals Board Opinion No. 15, "Earnings per Share" ("APB 15"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company will adopt SFAS 128 in its consolidated financial statements as of and for the year ending July 31, 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

     10.13 Loan Agreement, dated May 15, 1997, by and among FormMaker Software, Inc., Safeguard Scientifics (Delaware), Inc., Technology Leaders II, L.P. and TL Ventures Third Corp.

     11.1  Calculation of Net Income Per Common Share

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DocuCorp, Inc.
Date:  June 16, 1997                     /S/   TODD ROGNES
-----------------------        -------------------------------------------------

                               Senior Vice President, Finance
                               (Duly Authorized and Principal Financial Officer)

                                                                   Exhibit 10.13

                                 LOAN AGREEMENT

         LOAN AGREEMENT (this "Agreement"), dated May 15, 1997, by and among FORMMAKER SOFTWARE, INC., a Georgia corporation ("Borrower"), and SAFEGUARD SCIENTIFICS (DELAWARE), INC., a Delaware corporation ("Safeguard"), TECHNOLOGY LEADERS II L.P., a Delaware limited partnership ("TL II"), and TL VENTURES THIRD CORP., a Delaware corporation ("TLV III" and, collectively with Safeguard and TL II, "Lenders"), against the following background:


                                   BACKGROUND

         Borrower has requested that Lenders make a loan to Borrower in the aggregate principal amount of $3,000,000, and Lenders are willing to make such loan upon the terms and conditions set forth herein.

         NOW, THEREFORE, intending to be legally bound, the parties agree as follows:

                                    ARTICLE I
                                    THE LOAN

         1.1. The Loan. Subject to the terms and conditions hereinafter provided, Lenders shall lend to Borrower the aggregate principal amount of $3,000,000, allocated among the Lenders as set forth on Schedule 1.1 and repayable upon the earlier of (a) the closing of an underwritten initial public offering of common stock of Borrower (or, after the consummation of the transactions described in the Joint Proxy Statement (as hereinafter defined), DocuCorp, Inc.) yielding proceeds (net of underwriting discounts and commissions) of at least $13,000,000 or (b) the third anniversary of the date of this Agreement, with interest payable monthly in arrears at the prime rate as announced from time to time by PNC Bank, N.A. plus 1% (the "Loan").

         1.2. The Note; Repayment. The Loan shall be evidenced by a promissory note or promissory notes from Borrower to Lenders (whether one or more, collectively, the "Note"), which shall be substantially in the form attached hereto as Exhibit 1.2. The Loan shall be repaid with interest as provided in the Note.


                                   ARTICLE II
                                   THE WARRANT

         2.1. The Warrant. In connection with the Loan, Borrower shall issue to Lenders Warrants (the "Warrants") to purchase up to 300,000 shares of Borrower's common stock, par value $.01 per share, at an exercise price of $3.48 per share, substantially in the form attached hereto as Exhibit 2.1. The Warrants shall be allocated among Lenders as set forth on Schedule 1.1.

                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES

         Borrower hereby makes the following representations and warranties, which shall be continuing in nature and remain in full force and effect until the Obligations are satisfied in full:

         3.1. Existence and Power. Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or organization and has all requisite power and authority to own and operate its assets and to conduct its business as now or proposed to be carried on, and is duly qualified, licensed and in good standing to do business in all jurisdictions where its ownership of property or the nature of its business requires such qualification or licensing. Borrower has the full power and authority to execute, deliver and perform this Agreement, the Note and the Warrants (collectively, the "Loan Documents").

         3.2. Authorization and Enforceability. Borrower has been duly authorized to execute, deliver and perform the Loan Documents by all appropriate action of its Board of Directors. Each of the Loan Documents, when executed and delivered by Borrower, will constitute the legal, valid and binding obligation of Borrower, enforceable in accordance with its respective terms.

         3.3. No Defaults or Violations. There does not exist any Event of Default (as that term is defined in Section 6.1) under this Agreement or any default or violation by Borrower of or under any of the terms, conditions or obligations of: (a) its certificate of incorporation or by-laws; (b) any indenture, mortgage, deed of trust, franchise, permit, contract, agreement or other instrument to which Borrower is a party or by which it or any of its properties may be bound except to the extent such violation or default will not have a material and adverse effect on Borrower or its financial position; or (c) any law, regulation, ruling, order, injunction, decree, condition or other requirement applicable to or imposed upon Borrower by any law, or by the action of any court or other governmental authority or agency except to the extent such violation or default will not have a material and adverse effect on Borrower or its financial position; and the execution, delivery and performance of the Loan Documents will not result in any such default or violation, nor are any approvals, authorizations, licenses, waivers or consents, governmental (foreign, federal, state or local) or non-governmental, under the terms of contracts or otherwise, required to be obtained by Borrower by reason of or in connection with its execution, delivery and performance of any of the Loan Documents.


                                   ARTICLE IV
                                    COVENANTS

         4.1. Affirmative Covenants. Borrower agrees that from the date of execution of this Agreement until the Obligations are satisfied in full, Borrower shall (and shall cause each of its majority-owned subsidiaries, if any, to):

         4.1.1. Payments of Taxes and Other Charges. Pay and discharge when due all indebtedness and all taxes, assessments, charges, levies and other similar liabilities imposed upon Borrower, its income, profits, properties or business, except those which currently are being contested in good faith by appropriate proceedings and for which Borrower shall have set aside adequate reserves or made other adequate provisions acceptable to Lenders in their discretion.

                  4.1.2. Maintenance of Existence, Operation and Assets; Inspection. Do all things necessary to maintain, renew and keep in full force and effect its organizational existence and all rights, permits and franchises necessary to enable it to continue its business; conduct business and enter into transactions only in the ordinary course, consistent with past practice except to the extent affected by the transactions contemplated by the Joint Proxy Statement for Image Sciences, Inc. and Borrower dated April 18, 1997 (the "Joint Proxy Statement"); keep its properties in good operating condition and repair; make all necessary and proper repairs, renewals, replacements, additions and improvements thereto; and permit representatives of Lenders to inspect Borrower's properties and its books and records and to make extracts therefrom at all reasonable times.

                  4.1.3. Insurance. Keep its assets insured with responsible insurance companies against those risks and in such amounts as are commonly insured against by companies in similar businesses and owning similar assets. At Lenders' request, Borrower shall have Lenders named as additional insureds on liability policies. Borrower shall deliver to Lenders such certificates, endorsements, and other evidence of such insurance as Lenders may request.

                  4.1.4. Compliance with Laws. Except to the extent such non-compliance would not have a material adverse effect on Borrower or its financial position, comply with all laws applicable to Borrower and to the operation of its business (including, without limitation, any statute, rule or regulation relating to employment practices and employee benefits and to environmental, occupational and health standards and controls).

                  4.1.5. Financial Reports. Deliver promptly such financial statements and reports as Lenders may reasonably request including, without limitation, annual financial statements of Borrower's parent company audited or reviewed by independent certified public accountants and interim financial statements prepared by Borrower's management. All such financial data shall be true, accurate and complete in all material respects and shall be prepared in accordance with GAAP consistently applied and shall contain such detail as Lenders may reasonably require.

                  4.1.6. Additional Reports. Provide prompt notice to Lenders of the occurrence of any of the following (together with a description of the action which Borrower proposes to take with respect thereto): (a) any Event of Default or potential Event of Default hereunder, and (b) any event which is reasonably expected to result in a material adverse change in Borrower's business, assets, operations, financial condition or results of operation.

         4.2. Negative Covenants. Borrower covenants and agrees that from the date of execution of this Agreement until the Obligations are satisfied in full, Borrower shall not (and shall cause each of its majority-owned subsidiaries, if any, not to), without Lenders' prior written consent:

                  4.2.1. Guarantees. Guarantee, endorse or become contingently liable for the obligations of any person or entity, except in connection with the endorsement and deposit of checks in the ordinary course of business for collection.

                  4.2.2. Merger; Disposition of Assets. Merge or consolidate with or into any person or entity or lease, sell, transfer or otherwise dispose of any material assets, whether now owned or hereafter acquired, other than in the normal course of business and consistent with past practices or substantially as described in the Joint Proxy Statement.

                  4.2.3. Change in Business, Management or Ownership. Make or permit any material change in the nature of Borrower's business as carried on as of the date hereof, of its chief executive officer or in its equity ownership, except as described in the Joint Proxy Statement.

                  4.2.4. Dividends and Other Distributions. Declare or pay any dividends on or make any distribution with respect to any class of its capital stock or equity or ownership interest.

                  4.2.5. Investments. Purchase or hold beneficially any stock, other securities or evidence of indebtedness or make any loans or advances to, or make any investment or acquire any interests in, any other person or entity.


                                    ARTICLE V
                                  SUBORDINATION

         5.1. Payments and Remedies Subordinated. (a) Anything in the Note or Loan Documents notwithstanding, Lenders agree that Borrower's payment of any of the liabilities and obligations now existing or hereafter arising under or in connection with the Loan Documents (the "Subordinated Obligations") is and shall be expressly subordinate and junior in right of payment to the prior payment in full of Borrower's liabilities and obligations now existing or hereafter arising under or in connection with the Credit Agreement dated as of December 20, 1995, as amended , between Borrower and NationsBank of Georgia, National Association or any similar agreement hereafter entered into by Borrower in replacement thereof upon substantially similar terms and conditions (such agreement, the "Senior Credit Agreement," such lender, the "Senior Lender" and such liabilities and obligations arising thereunder, the "Senior Obligations") and the Subordinated Obligations are hereby subordinated as a claim and in right of enforcement against Borrower and any of the property and assets of Borrower, whether such claim be in the event of any distribution of the property and assets of Borrower upon any voluntary or involuntary dissolution, execution, sale, winding-up, liquidation or reorganization, composition or similar arrangement, or bankruptcy, insolvency, receivership or other statutory or common law proceedings or arrangements involving Borrower or any assignment for the benefit of creditors or any marshaling of the assets or liabilities of Borrower (a "Reorganization") or otherwise, to the prior payment in full of the Senior Obligations. In furtherance of the foregoing, Borrower shall not make, and no Lender shall accept, receive or retain from Borrower any direct or indirect payment (in cash, property, or securities or by set-off or otherwise) upon or in respect of the Subordinated Obligations, or in respect of any acceleration, demand, suit for collection, action or enforcement of any Subordinated Obligations or in respect of any prepayment, redemption, retirement, purchase or other acquisition of any Subordinated Obligations, until all the Senior Obligations have been paid in full, except to the extent any such payment is expressly permitted under Section 5.5.

                  (b) Unless and until the Senior Obligations shall be paid in full, and except as provided in Section 5.6, each Lender covenants and agrees that it shall not, directly or indirectly: (i) exercise or enforce any right of acceleration, demand or set off against Borrower or the assets or property of Borrower; (ii) make any claim or commence or initiate any action, lawsuit, case or proceeding against Borrower or join together or with any creditor in any action, lawsuit, case or proceeding against Borrower; (iii) exercise any right of foreclosure pursuant to any lien on the property and assets of Borrower or exercise any other right or remedy with respect to Borrower or the assets or property of Borrower; (iv) contact any account debtors of Borrower or otherwise seek payment from any obligor on any Collateral; or (v) take any other action that interferes with, is prejudicial to or inconsistent with Senior Lender's rights and first priority secured position with respect to Borrower or the assets or property of Borrower including, without limitation, that no Lender shall take any action that will impede, interfere with, restrict, or restrain the exercise by Senior Lender of its rights and remedies under the Senior Credit Agreement or any agreement executed in connection therewith (hereinafter, (i) through (v) are collectively referred to as "Enforcement Actions"). If any Lender shall attempt any Enforcement Action, Borrower or Senior Lender may interpose as a defense or plea the making of this Agreement and Senior Lender may intervene and interpose such defense in its name or in the name of Borrower and Borrower or Senior Lender may by virtue of this Agreement restrain the enforcement thereof in the name of Borrower or Senior Lender.

         5.2 Form and Delivery of Subordinated Obligations. In the event of any Reorganization relating to Borrower or its assets or property, each Lender shall deliver to Senior Lender or its designee upon request the original Note if Senior Lender shall at any time determine the delivery thereof to be necessary to enforce the provisions of this Agreement.

         5.3 Distributions in Reorganization. (a) In the event of any Reorganization relative to Borrower or its properties and assets then all of Subordinated Obligations, and in any such proceedings any payment or distribution of any kind or character, whether in cash or property or securities or otherwise, which may be payable or deliverable in respect of the Subordinated Obligations shall be first paid or delivered directly to Senior Lender for application in payment of the Senior Obligations, unless and until all such Senior Obligations shall have been paid in full.

                  (b) In the event of any Reorganization relative to Borrower or its properties and assets, each Lender assigns to Senior Lender all of its right in the Subordinated Obligations and pursuant hereto Senior Lender shall have the right to act as such Lender's attorney-in-fact for the purposes specified herein and such Lender hereby irrevocably appoints Senior Lender and each of its officers, its true and lawful attorney, and grants to Senior Lender a power of attorney with full power of substitution, in the name of such Lender or in the name of Senior Lender, for the use and benefit of Senior Lender, without notice to such Lender or any of its respective representatives, successors or assigns, to perform the following acts, at Senior Lender's option, or in connection with any Reorganization:

                         (i)  To  enforce  claims  comprising  the  Subordinated
Obligations, either in Senior Lender's own name or in the name of any Lender, by proof of debt, proof of claim, suit or otherwise;

                         (ii) To  collect  any assets of  Borrower  distributed,
divided or applied by way of dividend or payment, or any securities or the proceeds of any realization upon the same, to the Senior Obligations until all of the Senior Obligations (including, without limitation, collection expenses and all interest accruing on the Senior Obligations after the commencement of any bankruptcy case) have been paid in full;

                         (iii)To  vote  and  exercise  any and all  rights  with
respect to claims comprising the Subordinated Obligations in any Reorganization including, without limitation, to support or oppose any cash collateral or borrowing motion, to support or oppose any motion for relief from stay for Senior Lender, and to accept or reject any plan of partial or complete
liquidation,  reorganization,   arrangement, composition or extension; and

                         (iv) To take  generally any action in  connection  with
any such meeting, case or proceeding that any Lender would be authorized to take but for this Agreement.

         In no event shall Senior Lender be liable to any Lender for (x) any failure to prove the Subordinated Obligations, to exercise any right with respect thereto, or to collect any sums payable thereon, or (y) any actions taken by the Senior Lender which the Senior Lender may take pursuant to this
Section 5.3, except in each case for willful failure or gross negligence as determined by a court of competent jurisdiction in a final, non-appealable judgment. The power of attorney granted herein shall be deemed to be coupled with an interest. Any payments. or distribution of assets of Borrower of any kind or character, whether in cash, property or securities or otherwise, with respect to the Subordinated Obligations received by any Lender during any Reorganization and prior to the payment in full of the Senior Obligations shall be held by such Lender in trust for and turned over to Senior Lender for application to the Senior Obligations until all such Senior Obligations shall have been indefeasibly paid in full.

         5.4 Effect of Provisions. The provisions hereof as to subordination are solely for the purpose of defining the relative rights of the holder of Senior Obligations, on the one hand, and Lenders, on the other hand, and none of such provisions shall impair, as between Borrower and Senior Lender and Lenders, the obligations of Borrower to pay to Senior Lender the Senior Obligations and to pay to Lenders the Subordinated Obligations, in accordance with the terms thereof except as otherwise expressly provided herein.

         5.5 Permitted Payments. (a) So long as no event of default shall have occurred and is continuing under the Senior Credit Agreement, or will occur as a result of making such payment, or would have occurred but for the passage of time or giving of notice or both, or will have occurred after giving effect to any payment or distribution which otherwise would be permitted hereby, Borrower may pay, or cause to be paid to Lenders: scheduled payments of interest and principal in accordance with the terms of the Note in effect on the date hereof (but not any principal, interest, fees or charges payable upon the acceleration thereof by reason of an Event of Default hereunder) ("Permitted Payments"). Permitted Payments expressly permitted by the foregoing provisions of this
Section 5.5(a) may be retained by Lenders, free from the subordination provisions hereof, unless on or before the business day after the expiration of a period of sixty (60) days following receipt by Lender of such Permitted Payment Senior Lender shall provide notice to Lenders that at the time such Permitted Payment was made, an event of default had occurred and was continuing under the Senior Credit Agreement or would have occurred but for the passage of time or giving of notice or both, or did occur after giving effect to such payment.

                  (b) If an event of default shall have occurred and is continuing under the Senior Credit Agreement, or would have occurred but for the passage of time or giving of notice or both, or will have occurred after giving effect to any payment which otherwise would be permitted hereby, the obligation of Borrower to make any Permitted Payment shall be postponed for a period commencing on the day on which the Permitted Payment would have been due and payable and ending on the first business day following the thirtieth (30th) day thereafter on which no such event of default is then continuing or would be continuing after giving effect to such Permitted Payment.

         5.6 Subordinated Note Payment Default. Notwithstanding the provisions of Section 5.1(b) hereof, in the event of default in the payment of the principal or interest due on the Note which default continues without cure for a period of 180 days after notice by Lender to Borrower and Senior Lender of such payment default, Lenders may sue upon, obtain a judgment or take other Enforcement Actions permitted by law to collect such overdue payments on the Note; provided, however, that all amounts realized by Lender as a result of such actions shall be paid over to Senior Lender as provided in Section 5.3 and 5.7 and provided, however, that no Enforcement Action of any kind shall be taken by Lenders and any pending Enforcement Action shall cease once Senior Lender shall have accelerated the Senior Obligations or the Senior Obligations shall have otherwise become immediately due and payable

         5.7. Agreement to Hold in Trust. If any Lender shall receive any payment or distribution of assets of Borrower of any kind or character, whether in cash, property or securities, or by set-off or otherwise, on account of the Subordinated Obligations which payment or distribution is required by the terms hereof to be made to Senior Lender or is otherwise in violation of the terms of this Agreement, it shall hold such payment or distribution in trust for the benefit of Senior Lender and shall immediately pay or transfer the same over to Senior Lender for application in payment of the Senior Obligations.

         5.8. Amendment Requiring Senior Lender Consent. Without Senior Lender's prior written consent, neither this Agreement nor any of the Notes may be amended or otherwise modified in any way so as to (i) shorten the maturity date of such Subordinated Obligations, (ii) provide for scheduled payment of principal of such Subordinated Obligations, or (iii) increase the rate at which interest is payable on such Subordinated Obligations. Further no provision of this Article V may be amended or otherwise modified without the prior written consent of Senior Lender.

         5.9. Paid in Full. As used in this Article V, the terms "paid in full," "payment in full" and words of similar import when used with respect to Senior Obligations shall mean the indefeasible payment in full in cash or cash equivalents of the Senior Obligations.


                                   ARTICLE VI
                                     DEFAULT

         6.1. Events of Default. The occurrence of an event of default as defined in the Note or any of the other Loan Documents shall constitute an "Event of Default" hereunder.

                                   ARTICLE VII
                               DISPUTE RESOLUTION

         7.1.     Resolution of Disputes.

                  7.1.1. Good-Faith Negotiations.(a)Good-FaithNegotiations" If any dispute arises under this Agreement or any of the other Loan Documents that is not settled promptly in the ordinary course of business, the parties shall seek to resolve any such dispute between them, first, by negotiating promptly with each other in good faith in face-to-face negotiations. These face-to-face negotiations shall be conducted by the respective designated senior management representative of each party. If the parties are unable to resolve the dispute between them through these face-to-face negotiations, within 20 business days (or such period as the parties shall otherwise agree) following the date of notification (the "Notice Date") by one party to the other(s) of the existence of such dispute, then any such disputes shall be resolved in the following manner.

                  7.1.2. Mediation. The parties shall endeavor to resolve any dispute arising out of or relating to this Agreement by mediation under the CPR Mediation Procedures for Business Disputes. Unless otherwise agreed, the parties will select a mediator from the CPR Panels of Neutrals and shall notify CPR to initiate the selection process.

                  7.1.3.   Resolution of Disputes.(b)ResolutionofDisputes"

     (a) Any action, suit or proceeding where the amount in controversy as to at least one party, exclusive of interest and costs, exceeds $1,000,000 ("Summary Proceeding"), arising out of or relating to this Agreement, any of the other Loan Documents or the breach, termination or validity thereof which has not been resolved by mediation as provided herein within 90 days of the Notice Date, shall be litigated exclusively in the Superior Court of the State of Delaware (the "Delaware Superior Court") as a summary proceeding pursuant to Rules 124-131 of the Delaware Superior Court, or any successor rules (the "Summary Proceeding Rules"). Each of the parties hereto hereby irrevocably and unconditionally (A) submits to the jurisdiction of the Delaware Superior Court for any Summary Proceeding, (B) agrees not to commence any Summary Proceeding except in the Delaware Superior Court, (C) waives, and agrees not to plead or to make, any objection to the venue of any Summary Proceeding in the Delaware Superior Court, (D) waives, and agrees not to plead or to make any claim that any Summary Proceeding brought in the Delaware Superior Court has been brought in an improper or otherwise inconvenient forum, (E) waives, and agrees not to plead or to make, any claim that the Delaware Superior Court lacks personal jurisdiction over it, (F) waives its right to remove any Summary Proceeding to the federal courts except where such courts are vested with sole and exclusive jurisdiction by statute, and (G) understands and agrees that it shall not seek a jury trial or punitive damages in any Summary Proceeding based upon or arising out of or otherwise related to this Agreement or any of the other Loan Documents or the breach, termination or validity thereof, and waives any and all rights to any such jury trial or to seek punitive damages.

     (b) In the event any action, suit or proceeding where the amount in controversy as to at least one party, exclusive of interest and costs, does not exceed $1,000,000 (a "Proceeding"), arising out of or relating to this Agreement, any of the Loan Documents or the breach, termination or validity thereof, is brought, the parties to such Proceeding agree to make application to the Delaware Superior Court to proceed under the Summary Proceeding Rules. Until such time as such application is rejected, such Proceeding shall be treated as a Summary Proceeding and all of the foregoing provisions of this Section relating to Summary Proceedings shall apply to such Proceeding.

     (c) If a Summary Proceeding is not available to resolve any dispute hereunder, the controversy or claim shall be settled by arbitration conducted on a confidential basis, under the U.S. Arbitration Act, if applicable, and the then current Commercial Arbitration Rules of the American Arbitration Association (the "Association") strictly in accordance with the terms of this Agreement and the substantive law of the State of Delaware including law in respect of any statute of limitations. The arbitration shall be conducted at the Association's regional office located closest to Lender's principal place of business by a single arbitrator. The arbitrator is not empowered to award damages in excess of compensating damages and each party hereby irrevocably waives any right to recover such damages with respect to any such dispute. Judgment upon the arbitrator's aware may be entered and enforced in any court of competent jurisdiction.

         7.2. Equitable Remedies. Neither party shall be precluded hereby from securing equitable remedies in courts of any jurisdiction including, but not limited to, temporary restraining orders and preliminary injunctions, to protect its rights and interests, but such shall not be sought as a means to avoid or stay any of the provisions of this Article VII.

         7.3. Performance Pending Resolution. Each party shall be required to continue to perform its respective obligations under the Loan Documents pending final resolution of any Dispute, unless to do so would be impossible or impracticable under the circumstances.


                                  ARTICLE VIII
                                  MISCELLANEOUS

         8.1. Expenses. Borrower shall pay to Lenders, on demand, all costs and expenses incurred by Lenders in defending or prosecuting any actions, arbitrations or proceedings arising out of or relating to the Loan Documents including, without limitation, reasonable fees and expenses of counsel.

         8.2. Amendments, Indulgences, Etc. No amendment or waiver of any provision of this Agreement nor consent to any departure by Borrower herefrom shall in any event be effective unless the same shall be in writing and signed by Lenders, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure or delay on the part of any Lender in the exercise of any right, power, or remedy under this Agreement or any of the other Loan Documents shall under any circumstances constitute or be deemed to be a waiver thereof, or prevent the exercise thereof in that or any other instance.

         8.3. Notices. All notices given hereunder shall be in writing and deemed validly given (a) three (3) business days after sent, postage prepaid, by certified mail, return receipt requested, (b) one (1) business day after sent, charges paid by the sender, by Federal Express Next Day Delivery or other guaranteed delivery service, (c) when confirmation of transmission by facsimile during normal business hours is received, or (d) when delivered by hand, upon delivery, in each case to the intended recipient at its address shown below or to such other address, or in care of such other person, as either party shall hereafter specify to the other from time to time by due notice:

                  If to Borrower:

                                    FormMaker Software, Inc.
                                    2300 Windy Ridge Parkway
                                    Suite 400 North
                                    Atlanta, GA  30339
                                    Attention:  President

                                    Fax No.: 770-859-9900

                  If to Lenders:

                                    Safeguard Scientifics (Delaware), Inc.
                                    103 Springer Building
                                    3411 Silverside Road
                                    P.O. Box 7048
                                    Wilmington, DE  19803
                                    Attention:  President

                                    Fax No.:   302-478-3667

                                    Technology Leaders II L.P.
                                    TL Ventures Third Corp.
                                    c/o Technology Leaders Management, Inc.
                                    800 The Safeguard Building
                                    435 Devon Park Drive
                                    Wayne, PA  19087
                                    Attention: President

                                    Fax No.:  610-975-9330

         8.4. Interpretation. Except as otherwise indicated, all agreements defined herein refer to the same as from time to time amended or supplemented or the terms thereof waived or modified in accordance herewith and therewith. Any provision hereof found to be illegal, invalid or unenforceable for any reason whatsoever shall not affect the legality, validity or enforceability of the remainder hereof. In this Agreement, in the computation of a period of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding." Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         8.5. Entire Agreement. This Agreement, and all agreements and instruments to be delivered by the parties pursuant hereto or in connection herewith, represent the entire understanding of the parties with respect to the subject matter hereof, and supersede all other prior and contemporaneous agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

     8.6. Governing Law. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns, and construed and interpreted according to the laws of the State of Delaware.

     8.7.  Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, all of which taken together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties have executed or caused to be executed this Agreement as of the day and year first above written.

                           FORMMAKER SOFTWARE, INC.

                           By:       /S/   ROBERT L. MORRIS
                           ------------------------------------
                           Title: Senior Vice President

                           SAFEGUARD SCIENTIFICS
                           (DELAWARE), INC.

                           By:       /S/   GERALD M. WILK
                           ------------------------------------
                           Title: Senior Vice President

                           TECHNOLOGY LEADERS II L.P.

                           By: Technology Leaders II Management L.P.,
                                 its general partner

                           By: Technology Leaders Management, Inc.,
                                 its general partner

                           By:      /S/   MARK J. DENINO
                           ------------------------------------
                           Title: Managing Director

                           TL VENTURES THIRD CORP.

                           By:       /S/   ROBERT E. KEITH, JR.
                           ------------------------------------
                           Title: President

                                                SCHEDULES AND EXHIBITS


Exhibit 1.2                Note
Exhibit 2.1                Warrant


Schedule 1.1               Allocations

                                    TERM NOTE



$1,970,792                                                          May 15, 1997


         FOR VALUE RECEIVED, FORMMAKER SOFTWARE, INC., a Georgia corporation ("Borrower"), having an office at 2300 Windy Ridge Parkway, Suite 400 North, Atlanta, Georgia 30339, does hereby unconditionally promise to pay to the order of SAFEGUARD SCIENTIFICS (DELAWARE), INC., a Delaware corporation ("Lender"), at Lender's office located at 103 Springer Building, 3411 Silverside Road, P.O. Box 7048, Wilmington, Delaware 19803, or at such other place as Lender may from time to time designate in writing, in lawful money of the United States, the principal sum of ONE MILLION NINE HUNDRED SEVENTY THOUSAND SEVEN HUNDRED NINETY-TWO DOLLARS ($1,970,792), with interest, all as provided below.

         1. Rate of Interest. Interest on the principal amount outstanding under this promissory note (this "Note") shall accrue at an annual rate equal to the announced prime rate of PNC Bank, N.A. (the "Prime Rate") plus 1%. Such interest rate shall be changed when and as the Prime Rate changes. Interest payable hereunder shall be calculated for actual days elapsed on the basis of a 360-day year.

         Notwithstanding anything in this Note, the interest rate charged hereon shall not exceed the maximum rate allowable by applicable law. If any stated interest rate herein exceeds the maximum allowable rate, then the interest rate shall be reduced to the maximum allowable rate, and any excess payment of interest made by Borrower at any time shall be applied to the unpaid balance of any outstanding principal of this Note.

         2. Payment of Interest and Principal. Interest shall be due and payable commencing on June 30, 1997, and continuing on the last day of each calendar quarter thereafter until the earlier of (a) the closing of an underwritten initial public offering of common stock of Borrower (or, after consummation of the transactions contemplated by the Joint Proxy Statement for Image Sciences, Inc. and Borrower dated April 18, 1997, DocuCorp., Inc.) yielding proceeds (net of underwriting discounts and commissions) of at least $13,000,000 or (b) the third anniversary of the date of this Agreement (the "Maturity Date"), on which date all outstanding principal and accrued interest shall be due and payable in full. This Note may be prepaid in whole or in part at any time or from time to time without prepayment penalty or premium.

         3. Other Loan Documents; Subordination. This Note is issued in connection with, and subject to the provisions of, that certain loan agreement, dated the date hereof, by and among Borrower, Lender and certain other lenders named therein (the "Loan Agreement")(collectively with this Note and all other agreements executed in connection herewith, the "Loan Documents"), and shall be subordinate in right of payment to certain senior indebtedness to the extent provided in the Loan Agreement.

         4. Method and Application of Payments. All amounts payable hereunder shall be paid by Borrower in immediately available and freely transferable funds at the place designated by Lender to Borrower for such payment. All payments made on this Note (including, without limitation, prepayments) shall be applied to fees and expenses (including attorneys' fees), accrued interest and principal in any order Lender may choose, in its sole discretion.

         5. Events of Default. Each of following events shall constitute an event of default (an "Event of Default") hereunder:

                  a. If Borrower shall fail to pay when due any interest or principal or any other sum payable to Lender hereunder and such failure shall continue unremedied for five (5) days after written notice.

                  b. If any representation or warranty made by Borrower to Lenders in any statement, certificate or other document in connection with the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, is false, erroneous or misleading in any material respect.

                  c. If Borrower shall default in the performance of any other agreement or covenant with Lenders contained in the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, and such default shall continue uncured for ten (10) days after written notice thereof to Borrower given by any Lender (or, if such default cannot reasonably be cured within such ten (10) day period and Borrower is proceeding to cure with reasonable diligence, such period of time as shall be reasonably necessary to cure such default, but in no event more than thirty (30) days).

                  d. If Borrower shall become insolvent, bankrupt or shall generally fail to pay its debts as such debts become due; or if Borrower shall admit in writing its inability to pay its debts; or if Borrower shall suffer a receiver or trustee for it or substantially all of its property to be appointed and not dismissed within thirty (30) days thereof; or if Borrower makes a general assignment for the benefit of creditors; or if proceedings under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted against Borrower and are not dismissed or stayed within sixty (60) days; or if a receiver or trustee for Borrower or substantially all of its property shall be appointed without Borrower's consent and such receiver or trustee shall not be discharged within sixty (60) days; or if proceedings relating to Borrower under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted or commenced by Borrower.

                  e. If any final unappealable judgment, writ, warrant of attachment or execution or similar process which calls for payment or presents liability in excess of $100,000 individually, or $500,000 in the aggregate, (not covered by insurance) shall be rendered or issued against or levied against Borrower or Borrower's property and such process shall not be paid, waived, stayed, vacated, discharged, settled, satisfied or fully bonded within ten (10) days after its issuance or levy.

         6. Remedies. Upon the occurrence of any Event of Default, (a) interest shall automatically and without notice begin to accrue on the outstanding balance of this Note at the Prime Rate plus 3%, (b) the entire unpaid principal amount of this Note and all unpaid interest accrued thereon shall, at the sole option of Lender upon notice to Borrower, become immediately due and payable,
(c) Lender shall have the right to offset all amounts owed by Borrower hereunder against any amounts owed by Lender in any capacity to Borrower, whether or not due, and (d) Lender shall thereupon have the immediate right to exercise from time to time all rights and remedies available to Lender under the Loan Documents or now or hereafter available at law or in equity.

         7. Miscellaneous. Except as expressly set forth herein, Borrower hereby waives presentment, demand, protest and notice of dishonor and protest, and also waives all other exemptions; and agrees that extension or extensions of the time of payment of this Note or any installment or part thereof may be made before, at or after maturity by agreement by Lender. Borrower shall pay to Lender, upon demand, all costs and expenses that may be incurred by Lender in connection with the enforcement of this Note including, without limitation, fees and expenses of Lender's counsel. Notices required to be given hereunder shall be given in accordance with the provisions of the Loan Agreement, as amended from time to time. Any failure by Lender to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any time. No amendment to or modification of this Note shall be binding upon Lender unless in writing and signed by it. Any provision hereof found to be illegal, invalid or unenforceable for any reason whatsoever shall not affect the legality, validity or enforceability of the remainder hereof. This Note shall apply to and bind the successors of Borrower and shall inure to the benefit of Lender, its successors and assigns; provided, however, that Borrower may not assign its rights and obligations under this Note without the express prior written consent of Lender. This Note shall be governed by and interpreted in accordance with the laws of the State of Delaware.

         IN WITNESS WHEREOF, Borrower, by its duly authorized officer intending to be legally bound hereby, has duly executed this Note as of the date first written above.

                                  FORMMAKER SOFTWARE, INC.


                                  By:               /S/   ROBERT L. MORRIS
                                  ----------------------------------------
                                  Name: Robert L. Morris
                                  Title: Senior Vice President

                                    TERM NOTE



$573,578                                                            May 15, 1997


         FOR VALUE RECEIVED, FORMMAKER SOFTWARE, INC., a Georgia corporation ("Borrower"), having an office at 2300 Windy Ridge Parkway, Suite 400 North, Atlanta, Georgia 30339, does hereby unconditionally promise to pay to the order of TECHNOLOGY LEADERS II L.P., a Delaware limited partnership ("Lender"), at Lender's office located at 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087, or at such other place as Lender may from time to time designate in writing, in lawful money of the United States, the principal sum of FIVE HUNDRED SEVENTY THREE THOUSAND FIVE HUNDRED SEVENTY-EIGHT DOLLARS ($573,578), with interest, all as provided below.

         1. Rate of Interest. Interest on the principal amount outstanding under this promissory note (this "Note") shall accrue at an annual rate equal to the announced prime rate of PNC Bank, N.A. (the "Prime Rate") plus 1%. Such interest rate shall be changed when and as the Prime Rate changes. Interest payable hereunder shall be calculated for actual days elapsed on the basis of a 360-day year.

         Notwithstanding anything in this Note, the interest rate charged hereon shall not exceed the maximum rate allowable by applicable law. If any stated interest rate herein exceeds the maximum allowable rate, then the interest rate shall be reduced to the maximum allowable rate, and any excess payment of interest made by Borrower at any time shall be applied to the unpaid balance of any outstanding principal of this Note.

         2. Payment of Interest and Principal. Interest shall be due and payable commencing on June 30, 1997, and continuing on the last day of each calendar quarter thereafter until the earlier of (a) the closing of an underwritten initial public offering of common stock of Borrower (or, after consummation of the transactions contemplated by the Joint Proxy Statement for Image Sciences, Inc. and Borrower dated April 18, 1997, DocuCorp., Inc.) yielding proceeds (net of underwriting discounts and commissions) of at least $13,000,000 or (b) the third anniversary of the date of this Agreement (the "Maturity Date"), on which date all outstanding principal and accrued interest shall be due and payable in full. This Note may be prepaid in whole or in part at any time or from time to time without prepayment penalty or premium.

         3. Other Loan Documents; Subordination. This Note is issued in connection with, and subject to the provisions of, that certain loan agreement, dated the date hereof, by and among Borrower, Lender and certain other lenders named therein (the "Loan Agreement")(collectively with this Note and all other agreements executed in connection herewith, the "Loan Documents"), and shall be subordinate in right of payment to certain senior indebtedness to the extent provided in the Loan Agreement.

         4. Method and Application of Payments. All amounts payable hereunder shall be paid by Borrower in immediately available and freely transferable funds at the place designated by Lender to Borrower for such payment. All payments made on this Note (including, without limitation, prepayments) shall be applied to fees and expenses (including attorneys' fees), accrued interest and principal in any order Lender may choose, in its sole discretion.

         5. Events of Default. Each of following events shall constitute an event of default (an "Event of Default") hereunder:

                  a. If Borrower shall fail to pay when due any interest or principal or any other sum payable to Lender hereunder and such failure shall continue unremedied for five (5) days after written notice.

                  b. If any representation or warranty made by Borrower to Lenders in any statement, certificate or other document in connection with the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, is false, erroneous or misleading in any material respect.

                  c. If Borrower shall default in the performance of any other agreement or covenant with Lenders contained in the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, and such default shall continue uncured for ten (10) days after written notice thereof to Borrower given by any Lender (or, if such default cannot reasonably be cured within such ten (10) day period and Borrower is proceeding to cure with reasonable diligence, such period of time as shall be reasonably necessary to cure such default, but in no event more than thirty (30) days).

                  d. If Borrower shall become insolvent, bankrupt or shall generally fail to pay its debts as such debts become due; or if Borrower shall admit in writing its inability to pay its debts; or if Borrower shall suffer a receiver or trustee for it or substantially all of its property to be appointed and not dismissed within thirty (30) days thereof; or if Borrower makes a general assignment for the benefit of creditors; or if proceedings under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted against Borrower and are not dismissed or stayed within sixty (60) days; or if a receiver or trustee for Borrower or substantially all of its property shall be appointed without Borrower's consent and such receiver or trustee shall not be discharged within sixty (60) days; or if proceedings relating to Borrower under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted or commenced by Borrower.

                  e. If any final unappealable judgment, writ, warrant of attachment or execution or similar process which calls for payment or presents liability in excess of $100,000 individually, or $500,000 in the aggregate, (not covered by insurance) shall be rendered or issued against or levied against Borrower or Borrower's property and such process shall not be paid, waived, stayed, vacated, discharged, settled, satisfied or fully bonded within ten (10) days after its issuance or levy.

         6. Remedies. Upon the occurrence of any Event of Default, (a) interest shall automatically and without notice begin to accrue on the outstanding balance of this Note at the Prime Rate plus 3%, (b) the entire unpaid principal amount of this Note and all unpaid interest accrued thereon shall, at the sole option of Lender upon notice to Borrower, become immediately due and payable,
(c) Lender shall have the right to offset all amounts owed by Borrower hereunder against any amounts owed by Lender in any capacity to Borrower, whether or not due, and (d) Lender shall thereupon have the immediate right to exercise from time to time all rights and remedies available to Lender under the Loan Documents or now or hereafter available at law or in equity.

         7. Miscellaneous. Except as expressly set forth herein, Borrower hereby waives presentment, demand, protest and notice of dishonor and protest, and also waives all other exemptions; and agrees that extension or extensions of the time of payment of this Note or any installment or part thereof may be made before, at or after maturity by agreement by Lender. Borrower shall pay to Lender, upon demand, all costs and expenses that may be incurred by Lender in connection with the enforcement of this Note including, without limitation, fees and expenses of Lender's counsel. Notices required to be given hereunder shall be given in accordance with the provisions of the Loan Agreement, as amended from time to time. Any failure by Lender to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any time. No amendment to or modification of this Note shall be binding upon Lender unless in writing and signed by it. Any provision hereof found to be illegal, invalid or unenforceable for any reason whatsoever shall not affect the legality, validity or enforceability of the remainder hereof. This Note shall apply to and bind the successors of Borrower and shall inure to the benefit of Lender, its successors and assigns; provided, however, that Borrower may not assign its rights and obligations under this Note without the express prior written consent of Lender. This Note shall be governed by and interpreted in accordance with the laws of the State of Delaware.

         IN WITNESS WHEREOF, Borrower, by its duly authorized officer intending to be legally bound hereby, has duly executed this Note as of the date first written above.

                                     FORMMAKER SOFTWARE, INC.


                                     By:               /S/   ROBERT L. MORRIS
                                     ----------------------------------------
                                     Name: Robert L. Morris
                                     Title: Senior Vice President

                                    TERM NOTE



$455,630                                                            May 15, 1997


         FOR VALUE RECEIVED, FORMMAKER SOFTWARE, INC., a Georgia corporation ("Borrower"), having an office at 2300 Windy Ridge Parkway, Suite 400 North, Atlanta, Georgia 30339, does hereby unconditionally promise to pay to the order of TL VENTURES THIRD CORP., a Delaware corporation ("Lender"), at Lender's office located at 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087, or at such other place as Lender may from time to time designate in writing, in lawful money of the United States, the principal sum of FOUR HUNDRED FIFTY-FIVE THOUSAND SIX HUNDRED THIRTY DOLLARS ($455,630), with interest, all as provided below.

         1. Rate of Interest. Interest on the principal amount outstanding under this promissory note (this "Note") shall accrue at an annual rate equal to the announced prime rate of PNC Bank, N.A. (the "Prime Rate") plus 1%. Such interest rate shall be changed when and as the Prime Rate changes. Interest payable hereunder shall be calculated for actual days elapsed on the basis of a 360-day year.

         Notwithstanding anything in this Note, the interest rate charged hereon shall not exceed the maximum rate allowable by applicable law. If any stated interest rate herein exceeds the maximum allowable rate, then the interest rate shall be reduced to the maximum allowable rate, and any excess payment of interest made by Borrower at any time shall be applied to the unpaid balance of any outstanding principal of this Note.

         2. Payment of Interest and Principal. Interest shall be due and payable commencing on June 30, 1997, and continuing on the last day of each calendar quarter thereafter until the earlier of (a) the closing of an underwritten initial public offering of common stock of Borrower (or, after consummation of the transactions contemplated by the Joint Proxy Statement for Image Sciences, Inc. and Borrower dated April 18, 1997, DocuCorp., Inc.) yielding proceeds (net of underwriting discounts and commissions) of at least $13,000,000 or (b) the third anniversary of the date of this Agreement (the "Maturity Date"), on which date all outstanding principal and accrued interest shall be due and payable in full. This Note may be prepaid in whole or in part at any time or from time to time without prepayment penalty or premium.

         3. Other Loan Documents; Subordination. This Note is issued in connection with, and subject to the provisions of, that certain loan agreement, dated the date hereof, by and among Borrower, Lender and certain other lenders named therein (the "Loan Agreement")(collectively with this Note and all other agreements executed in connection herewith, the "Loan Documents"), and shall be subordinate in right of payment to certain senior indebtedness to the extent provided in the Loan Agreement.

         4. Method and Application of Payments. All amounts payable hereunder shall be paid by Borrower in immediately available and freely transferable funds at the place designated by Lender to Borrower for such payment. All payments made on this Note (including, without limitation, prepayments) shall be applied to fees and expenses (including attorneys' fees), accrued interest and principal in any order Lender may choose, in its sole discretion.

         5. Events of Default. Each of following events shall constitute an event of default (an "Event of Default") hereunder:

                  a. If Borrower shall fail to pay when due any interest or principal or any other sum payable to Lender hereunder and such failure shall continue unremedied for five (5) days after written notice.

                  b. If any representation or warranty made by Borrower to Lenders in any statement, certificate or other document in connection with the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, is false, erroneous or misleading in any material respect.

                  c. If Borrower shall default in the performance of any other agreement or covenant with Lenders contained in the Loan Documents including, but not limited to, the Loan Documents now or in the future securing the obligations of Borrower to Lenders, and such default shall continue uncured for ten (10) days after written notice thereof to Borrower given by any Lender (or, if such default cannot reasonably be cured within such ten (10) day period and Borrower is proceeding to cure with reasonable diligence, such period of time as shall be reasonably necessary to cure such default, but in no event more than thirty (30) days).

                  d. If Borrower shall become insolvent, bankrupt or shall generally fail to pay its debts as such debts become due; or if Borrower shall admit in writing its inability to pay its debts; or if Borrower shall suffer a receiver or trustee for it or substantially all of its property to be appointed and not dismissed within thirty (30) days thereof; or if Borrower makes a general assignment for the benefit of creditors; or if proceedings under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted against Borrower and are not dismissed or stayed within sixty (60) days; or if a receiver or trustee for Borrower or substantially all of its property shall be appointed without Borrower's consent and such receiver or trustee shall not be discharged within sixty (60) days; or if proceedings relating to Borrower under any law related to bankruptcy or insolvency or the reorganization or the release of debtors are instituted or commenced by Borrower.

                  e. If any final unappealable judgment, writ, warrant of attachment or execution or similar process which calls for payment or presents liability in excess of $100,000 individually, or $500,000 in the aggregate, (not covered by insurance) shall be rendered or issued against or levied against Borrower or Borrower's property and such process shall not be paid, waived, stayed, vacated, discharged, settled, satisfied or fully bonded within ten (10) days after its issuance or levy.

         6. Remedies. Upon the occurrence of any Event of Default, (a) interest shall automatically and without notice begin to accrue on the outstanding balance of this Note at the Prime Rate plus 3%, (b) the entire unpaid principal amount of this Note and all unpaid interest accrued thereon shall, at the sole option of Lender upon notice to Borrower, become immediately due and payable,
(c) Lender shall have the right to offset all amounts owed by Borrower hereunder against any amounts owed by Lender in any capacity to Borrower, whether or not due, and (d) Lender shall thereupon have the immediate right to exercise from time to time all rights and remedies available to Lender under the Loan Documents or now or hereafter available at law or in equity.

         7. Miscellaneous. Except as expressly set forth herein, Borrower hereby waives presentment, demand, protest and notice of dishonor and protest, and also waives all other exemptions; and agrees that extension or extensions of the time of payment of this Note or any installment or part thereof may be made before, at or after maturity by agreement by Lender. Borrower shall pay to Lender, upon demand, all costs and expenses that may be incurred by Lender in connection with the enforcement of this Note including, without limitation, fees and expenses of Lender's counsel. Notices required to be given hereunder shall be given in accordance with the provisions of the Loan Agreement, as amended from time to time. Any failure by Lender to exercise any right hereunder shall not be construed as a waiver of the right to exercise the same or any other right at any time. No amendment to or modification of this Note shall be binding upon Lender unless in writing and signed by it. Any provision hereof found to be illegal, invalid or unenforceable for any reason whatsoever shall not affect the legality, validity or enforceability of the remainder hereof. This Note shall apply to and bind the successors of Borrower and shall inure to the benefit of Lender, its successors and assigns; provided, however, that Borrower may not assign its rights and obligations under this Note without the express prior written consent of Lender. This Note shall be governed by and interpreted in accordance with the laws of the State of Delaware.

         IN WITNESS WHEREOF, Borrower, by its duly authorized officer intending to be legally bound hereby, has duly executed this Note as of the date first written above.

                                 FORMMAKER SOFTWARE, INC.


                                 By:               /S/   ROBERT L. MORRIS
                                 ----------------------------------------
                                 Name: Robert L. Morris
                                 Title: Senior Vice President

                                  Schedule 1.1


                                                               Principal Amount No. of Shares
Lender .....................................................      of Loan       Covered by Warrants

Safeguard Scientifics (Delaware), Inc. .....................   $1,970,792       197,079
Technology Leaders II L.P. .................................      573,578        57,358
TL Ventures Third Corp. ....................................      455,630        45,563
                                                               ----------       ----------
                                                               $3,000,000       300,000


                                       35

                                                                    Exhibit 11.1


                                 DOCUCORP, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                                    UNAUDITED


                                                 Three       Three         Nine         Nine
                                                 months      months       months       months
                                                 ended       ended        ended        ended
                                                April 30    April 30     April 30     April 30
                                                  1996        1997         1996         1997
                                               ----------   ----------   ----------   ----------

Net earnings ...............................   $  484,807   $  607,693   $1,335,900   $1,652,606
                                               ==========   ==========   ==========   ==========

Weighted average common shares outstanding .    4,245,015    4,307,615    4,245,015    4,307,615

Weighted average common share equivalents:

       Options .............................    1,357,417    1,107,737    1,357,417    1,107,737
                                               ----------   ----------   ----------   ----------

Weighted average number of common shares and
       common share equivalents outstanding     5,602,432    5,415,352    5,602,432    5,415,352
                                               ==========   ==========   ==========   ==========

       Earnings per common share ...........   $     0.09   $     0.11   $     0.24   $     0.31
                                               ==========   ==========   ==========   ==========