Form 10-K405
period 1997-07-31
DOCUCORP INC
filed 1997-10-29
CIK 1033864

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K

(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934 (Fee Required)

          For the fiscal year ended July 31, 1997
                                    -------------

                                      or

  --- TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transitional period from _____________ to _____________

Commission File Number 00-1033864
                       ----------


                                    DocuCorp, Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                    74-2690838
    -------------------------------                     -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     5910 North Central Expressway, Suite 800, Dallas, Texas         75206
     -------------------------------------------------------       ---------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number; including area code (214) 891-6500
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                Title of each class                   which registered
                -------------------               ------------------------
                      None                                    -

Securities registered under Section 12(g) of the Exchange Act:

                                       None
                                 ----------------
                                 (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          ---

     As of September 30, 1997, 4,277,794 shares of DocuCorp, Inc. Class A Common Stock, $.01 par value, were outstanding, and the aggregate market price of the shares held by nonaffiliates was approximately $3,934,944.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1997 are incorporated by reference in Items 7 and 8 of Part II of this report.

                                DOCUCORP, INC.
                               TABLE OF CONTENTS
                                   FORM 10-K
                                 July 31, 1997

PART I.                                                                    Page
                                                                           ----

     Item 1.        Business                                                 1

     Item 2.        Properties                                              13

     Item 3.        Legal Proceedings                                       14

     Item 4.        Submission of Matters to a Vote of Security Holders     14

PART II.

     Item 5.        Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    15

     Item 6.        Selected Financial Data                                 16

     Item 7.        Managment's Discussion and Analysis of Financial
                     Condition and Results of Operation                     17

     Item 8.        Financial Statements and Supplemental Data              17

     Item 9.        Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                    17

PART III.

     Item 10.       Directors and Executive Officers of the Registrant      18

     Item 11.       Executive Compensation                                  22

     Item 12.       Security Ownership of Certain Beneficial Owners
                     and Management                                         23

     Item 13.       Certain Relationships and Related Transactions          25


PART IV.

     Item 14.       Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                    27

     Signatures                                                             28

     Index to Exhibits                                                      31

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K, ARE FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES, AMONG OTHERS AS SET FORTH IN THIS FORM 10-K, MATERIALIZE, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ESTIMATED, ANTICIPATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, NO ASSURANCE CAN BE GIVEN THAT SUCH EXPECTATION WILL PROVE TO HAVE BEEN CORRECT. CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THIS FORM 10-K, INCLUDING WITHOUT LIMITATION IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K THAT ARE REFERRED TO ABOVE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K AND ALL SUBSEQUENT ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.


                                    PART I

ITEM 1.  BUSINESS

GENERAL

     DocuCorp was incorporated on January 13, 1997 in connection with the merger (the "Merger") of (i) ISI Merger Corp., a Texas corporation and wholly-owned subsidiary of DocuCorp, Inc., a Delaware corporation (the "Company"), with and into Image Sciences, Inc., a Texas corporation ("Image Sciences"), and (ii) FormMaker Acquisition Corp., a Georgia corporation and wholly-owned subsidiary of DocuCorp, with and into FormMaker Software, Inc., a Georgia corporation ("FormMaker"). The Merger was completed on May 15, 1997. The Merger was accounted for as an acquisition of FormMaker by Image Sciences. The financial statements of Image Sciences are presented as historical statements of the Company for periods prior to the Merger. As a result of the Merger, the Company believes that it is a leading national provider of document automation software and services to the insurance and other document-intensive industries.

     The Company develops, markets, installs, and supports software products designed to automate the assembly and production of business forms and documents. The Company's software and services offer solutions to the challenges associated with enterprise-wide document production which emerged with the rapid growth of laser printing and imaging technologies. The Company's mainframe and client/server software products are utilized by some of the largest corporations in the insurance, utilities, telecommunications, transportation, and financial services industries.

     The Company principally licenses its software products domestically and internationally through a direct sales force and distributors.

PRODUCTS AND SERVICES

     The Company's solutions enable high volume one-to-one publishing of strategic customer communications on print, electronic, and archival media, including the Internet. The Company software supports multiple hardware platforms, operating systems, printers, and archival systems, thus enabling enterprise-wide device-independent publishing. The Company also offers a full range of services, including consulting, implementation, custom development, print outsourcing, training, and electronic document library development. The Company markets existing Image Sciences, FormMaker, and Micro Dynamics, Ltd. ("Micro Dynamics") products and services. In addition, the Company intends to develop new products for emerging electronic publishing applications including the Internet. The Company's product and service offerings can be classified in the following categories:

IMAGE SCIENCES DOCUFLEX PRODUCTS

 PUBLISHING PRODUCTS

     DOCUMERGE. DocuMerge is a scaleable, high performance product designed for centralized and distributed enterprise-wide publishing of documents that may be tailored for each recipient. DocuMerge applications include insurance policies, bank statements, utility bills, bills of lading, and other customized, high-volume documents that must be repeatedly produced under tight deadlines. DocuMerge can be integrated with existing application systems to automate high-volume merging, collating, assembling, printing, and managing of complex documents. DocuMerge operates under MVS, VSE, Microsoft Windows, IBM OS/2, and UNIX operating systems.

     DOCUSOLVE. DocuSolve is an interactive forms fill, data editing, and document collation application that runs under Microsoft Windows. DocuSolve can be used as a stand-alone application for customizing large volumes of documents, or as a product that can be tightly integrated with DocuMerge to enable data and forms that are not available initially to DocuMerge to be provided interactively by DocuSolve.

 IMAGING AND ARCHIVING PRODUCTS

     DOCUVIEW. DocuView includes the DocuView Client and DocuSave Server. DocuView allows users to archive, retrieve, view, and reprint internally generated documents utilizing their original resources (e.g., fonts) at a fraction of the cost of traditional imaging systems. Documents are archived in their native print stream formats rather than in large raster formats. DocuView can be integrated with traditional imaging systems when necessary. The DocuView client operates under Microsoft Windows. The DocuSave server operates under UNIX and IBM OS/2.

     IMAGECREATE. ImageCreate is an imaging software product that converts print datastreams into indexed documents for storage in leading imaging systems. ImageCreate applications include indexing and archiving telephone bills, insurance documents, and customer statements. ImageCreate accepts documents in IBM Advanced Function Presentation ("AFP"), Xerox Metacode, and 3211 line printer data formats. The software then indexes and transforms them into a format for storage in imaging systems such as Cirrus, FileNet, ImagePlus, VisualInfo, KeyFile, Sigma, ViewStar, and WANG. Additionally, ImageCreate comes with an API for custom storage and FAX Server integration. ImageCreate operates under MVS, IBM OS/2, and UNIX operating systems.

     I.R.I.S. I.R.I.S. is an imaging software product that converts images from imaging systems to print datastreams. I.R.I.S. applications include the conversion of scanned or archived images into print objects for inclusion in bank statements, life insurance policies, and invoices. I.R.I.S. accepts images from scanners, faxes or imaging systems and converts the images to a format required by IBM AFP and Xerox Metacode printers. Also, I.R.I.S. comes with an API to provide integration support with almost any imaging or document management system. I.R.I.S. operates under MVS, IBM OS/2, and UNIX operating systems.

UTILITY PRODUCTS

     The Commander series of publishing utilities are tools that enable customers to integrate existing industry-standard publishing and communications products with the Company's products.

     DOCUGRAPH. DocuGraph uses variable data to dynamically generate two and three-dimensional graphs that can be incorporated into documents and printed on high-speed Xerox or IBM laser printers. DocuGraph operates on MVS, Microsoft Windows, IBM OS/2, and UNIX platforms.

     DOCUWORD. DocuWord performs as a stand-alone multi-platform document composition system, or in conjunction with DocuMerge to produce highly personalized documents. DocuWord operates on MVS, Microsoft Windows, IBM OS/2, and UNIX platforms.

     PRINTCOMMANDER. PrintCommander is a print driver for Microsoft Windows that allows the user to use Windows-based composition products for printing on high-speed production Xerox Metacode and IBM AFP printers. PrintCommander also enables the user to convert fonts, create forms, and normalize documents for use with DocuMerge and DocuSolve.

     TAGCOMMANDER. TagCommander for Windows enables OLE-compatible Windows composition tools to automate the insertion of variable data spaces for use by DocuMerge and DocuSolve.

     RULECOMMANDER. RuleCommander for Windows gives DocuMerge users an easy-to-use graphical user interface to set up and maintain document assembly rules for DocuMerge.

     GRAFXCOMMANDER. GrafxCommander for Windows creates graphic print resources for IBM AFP and Xerox Metacode printers from Windows applications, and converts AFP and Metacode print resources for use by Windows applications.

     COMMCOMMANDER. CommCommander provides peer-to-peer communication capabilities between mainframe and client/server based Company applications.

FORMMAKER'S SOFTWARE TECHNOLOGY AND PRODUCTS

     FORMMAKER'S DOCUMENT AUTOMATION PLATFORM ("DAP"). DAP software technology enables end-users to share documents, pass data through systems, maintain version control when revising or updating a form or document, improve and create more efficient internal workflows, eliminate manual assembly, document filing and document retrieval, and eliminate the necessity of physical space to file and store paper documents. Key features of DAP include graphical user interface to display electronic documents and support data entry; automation of business procedures with "processing rules"; tools for error checking, storage, handling and routing of incomplete transactions; the ability to provide output fully sorted and collated; the support of distributed, centralized and client/server document operations; the support of multiple hardware platforms and operating systems; and the inclusion of software tools for creating, editing, and maintaining electronic document libraries.

The components of DAP may be generally described as follows:

     ENTRY/DISPLAY MODULE. The display consists of an electronic document image on the computer screen in WYSIWYG format, allowing fill-in of data directly onto the document image. "Intelligent" features speed data and entry and improve accuracy. These features are designed for non-technical data entry personnel and include guidance of users from field to field, bypassing fields that do not require the user's attention; format masks to automatically assign values such as currency, commas or data formats; automatic fill-in of repetitive data, such as a client's name, to reduce data entry errors; and easy to use scripting language to perform calculations and create pop-up messages. The Entry/Display module operates in stand-alone, LAN or client/server environments under IBM OS/2 or Microsoft Windows.

     WORK-IN PROCESS MODULE. The Work-in-Process module stores incomplete or pending work for later completion, error correction, and electronic routing. Work-in-

Process operates in stand-alone, LAN or client/server configurations under IBM OS/2 or Microsoft Windows. It also interfaces with cc:Mail and Microsoft Mail.

     PRINT/MERGE MODULE. The Print/Merge module provides hard copy printing and data merge capabilities. This module prints individual forms or documents and allows documents to be grouped into "sets." It supports both on-demand and batch printing. Prior to printing, the Print/Merge module accesses the selected documents and merges the electronic images with the variable data. The module sequences the documents so that output is printed fully collated by recipient and sorted in the correct document order. Print/Merge printer support includes IBM AFP, Hewlett Packard PCL, Xerox Metacode, and Postscript. The module operates in stand-alone, LAN, client/server, midrange, and mainframe environments under UNIX, IBM AS/400, IBM OS/2, Microsoft Windows or MVS operating systems.

     ARCHIVE AND RETRIEVAL MODULE. The Archive and Retrieval module provides permanent storage and retrieval for all documents which have been printed. Data can be stored to a hard disk, optical disk or other media in compressed format. The data is archived once for each transaction, while the document image is stored just once. When the document is needed again, the system retrieves the data, merges the document images with the Library Manager, and displays the document for on-screen review, reprinting or importing into another application. Archive functions in stand-alone, LAN, client/server, midrange, and mainframe environments under UNIX, IBM AS/400, IBM OS/2, Microsoft Windows or IBM MVS operating systems.

     RULES PROCESSORS MODULE. The Rules Processor module manages the execution of the other modules and gives DAP its flexibility. As the most powerful system component, the Rules Processor executes rules which are integrated specifically for a particular system. Rules may include when to process a certain kind of job, how to define a particular document set, what to do with a specific form or document and how to process a certain data field. The module operates in workstation, mid-range, and mainframe environments under IBM OS/2, Microsoft Windows, UNIX, IBM AS/400 or IBM MVS operating systems.

MICRO DYNAMICS PRODUCTS

     MICRO DYNAMICS MARS/NT. Micro Dynamics MARS/NT offers high volume scanning of paper documents, indexing of documents in a database, and document storage on high capacity devices (including Write Once Read Multiple optical disks). Once documents are stored in the system, Micro Dynamics MARS/NT allows flexible searching to locate documents from workstations connected to servers by the network.

     MICRO DYNAMICS FREEFORM. Freeform is an optional component of Micro Dynamics MARS/NT that offers high performance searching through the full text of a document. Using optical character recognition, document images are converted to document text. FreeForm then creates an index of every word in each page of each document so any word or phrase in the collection can be located instantly. FreeForm is used to quickly navigate through many kinds of text documents (e.g., legal transcripts, contracts, collected correspondence, and technical documentation).

PROFESSIONAL SERVICES

     The Company offers a full range of services, including consulting, implementation, custom development, education, training, and electronic document library development. The Company's professional services group works with clients to develop and define document automation strategies and to provide a complete package of software customization and implementation services. Educational training classes are available to assist customers with implementing technology and applications. Educational offerings are available in standardized and customized formats.

OUTSOURCING SERVICES

     The Company offers document processing and print outsourcing services which utilize the Company's software to provide customers a solution for handling high volume, complex print, finish, and mailing requirements. The Company operates a print production center in Atlanta which uses high volume printers and mail handling equipment, and takes electronic output from customers for printing of policies, billings, and other customer mailings, and bundles the output for bulk mailings.

PRODUCT DEVELOPMENT

     The Company has made substantial investments in research and product development. The Company's product development efforts are focused on enhancing and broadening its current software product offerings, as well as developing new products to compliment existing products and provide additional functionality. New product development efforts include the integration of existing products with the Internet to provide an enterprise-wide Internet solution, further development of systems for use in industries such as utilities and financial services, and development of a new generation of software products utilizing object oriented technology.

     In fiscal 1997 and 1996, the Company incurred total software development costs of approximately $3,152,000 and $2,385,000, respectively, of which the Company capitalized approximately $997,000 and $534,000, respectively, and expensed approximately $2,155,000 and $1,851,000, respectively. During fiscal 1997 and 1996, the Company charged to expense approximately $931,000 and $814,000, respectively, related to the amortization of capitalized computer software development costs.

CUSTOMERS AND DISTRIBUTION

     The Company markets its products through various channels, including direct sales, marketing alliances, and distributors and organizes its sales resources based upon the vertical industry markets being pursued by the Company. The Company employs direct sales representatives that operate primarily from Dallas, Texas and Atlanta, Georgia.

     The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the production of insurance policies, utility statements, telephone bills, invoices, bank statements, credit card statements, direct mail, bills of lading, and many other document publishing applications. Currently, the majority of the Company's revenue is generated from the insurance industry. The Company intends to expand into other markets including utilities, telecommunications, transportation, and financial services. For the year ended July 31, 1997, 77% of the Company's revenues were derived from customers in the insurance industry.

     Outside of North America, the Company relies heavily on distributor relationships to market its products. Distributor relationships are established in Canada, Europe, South Africa, and Asia. The Company's most significant international marketing alliance is with The Continuum Company which markets to the insurance and financial services industries in Europe and most of Asia.

     FormMaker had historically marketed its DAP product to the insurance industry through Policy Management Systems Corporation ("PMSC"). PMSC provides a range of marketing, sales, implementation, outsourcing, and support services.

     A substantial portion of FormMaker's revenues are generated from a marketing agreement with PMSC under which FormMaker (i) provides third-party processing and software implementation services in the insurance industry,
(ii) has granted PMSC rights to use, execute, copy or license certain proprietary DAP software, and (iii) has granted PMSC the exclusive right to market FormMaker's proprietary software in the property/casualty and life insurance industries. Under the terms of the marketing agreement and the license agreement, PMSC is the sole third party distributor of FormMaker's software products to the insurance industry. Revenues from PMSC under these agreements for the period from the Merger date of May 15, 1997 through July 31, 1997 approximated $3,000,000. Beginning on January 1, 1998, PMSC can unilaterally terminate the marketing agreement for any reason whatsoever by providing 90 days prior written notice to FormMaker. Unless renewed or terminated at an earlier date, the marketing agreement will terminate on December 31, 1999. If the marketing agreement expires or is terminated, FormMaker will receive no revenues from new licenses sold through PMSC and maintenance revenues will be eliminated over a two year period. PMSC has provided notice of termination of a processing agreement effective June 1998.

     FormMaker has also entered into a license agreement with PMSC under which FormMaker granted PMSC a non-exclusive, perpetual, royalty-free, worldwide license to use, execute, copy or license FormMaker's software (and derivatives thereof) to third parties within the insurance industry and such other industries in which FormMaker from time to time operates. Therefore, upon termination of the above-described marketing agreement and PMSC's exclusive rights thereunder, PMSC will continue to have the right to use FormMaker's software and to compete directly with the Company in the insurance industry.

EMPLOYEES

     As of July 31, 1997, the Company had 290 employees. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

COMPETITION

     The market for the Company's document automation products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. The Company's software products are targeted at organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations and (ii) direct competition in a number of software vendors, including Document Sciences Corporation (which is partially owned by Xerox Corporation ("Xerox")), M&I DataServices, Inc., and Group 1 Software, Inc.

     It is also possible that the Company will face competition from new competitors. Moreover, as the market for document automation software expands, current or potential competitors with significantly greater resources than the Company, could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, and financial condition.

INTELLECTUAL PROPERTY, TRADEMARKS AND PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright, distribution, software license agreements, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to safeguard its software products. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability, and experience of the Company's personnel, name recognition, and ongoing product development and support.

     The Company's software products are licensed to end-users on a "right to use" basis pursuant to a license agreement, which is signed by the end-user and the Company. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

     The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurances that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition, and operating results may be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

INTEGRATION OF IMAGE SCIENCES AND FORMMAKER

     The Company's limited operating history makes the prediction of future operating results difficult, and the operating history of Image Sciences and FormMaker cannot necessarily be regarded as indicative of the Company's prospects on a consolidated basis. Accordingly, although both Image Sciences and FormMaker have experienced revenue growth in recent years, there can be no assurance that the Company will sustain such growth in revenues, if any, or that the Company will be profitable on a quarterly or annual basis. Furthermore, the Company may not be able to successfully complete the integration of the operations, facilities, and management of Image Sciences and FormMaker or realize any benefits from the Merger. Additionally, the Merger could have an adverse effect on the Company's relationships with customers, distributors or suppliers of Image Sciences or FormMaker.

INTEGRATION OF PRODUCTS

     The Company continues to integrate certain of its products, if and where practicable. However, the Company may not be able to accomplish such integration in a timely manner and such integration may not be technologically feasible. Moreover, the focus on possible product integration efforts may have an adverse effect on the development of new product offerings.

RELIANCE ON A MAJOR CLIENT RELATIONSHIP

     A substantial portion of FormMaker's revenues have been generated from a marketing agreement with PMSC under which FormMaker (i) provides third-party processing and software implementation services in the insurance industry,
(ii) has granted PMSC rights to use, execute, copy or license certain proprietary DAP software, and (iii) has granted PMSC the exclusive right to market FormMaker's proprietary software in the property/casualty and life insurance industries. Beginning on January 1, 1998, PMSC can unilaterally terminate the marketing agreement for any reason whatsoever by providing 90 days prior written notice to FormMaker. Unless renewed or terminated at an earlier date, the marketing agreement will terminate on December 31, 1999. If the marketing agreement expires or is terminated, FormMaker will receive no revenues from new licenses sold through PMSC and maintenance revenues will be eliminated over a two year period. PMSC has provided notice of termination of a processing agreement effective June 1998.

NON-EXCLUSIVE PERPETUAL LICENSE

     FormMaker has also entered into a license agreement with PMSC under which FormMaker granted PMSC a non-exclusive, perpetual, royalty-free, worldwide license to use, execute, copy or license FormMaker's software (and derivatives thereof) to third parties within the insurance industry and such other industries in which FormMaker from time to time operates. Therefore, upon termination of the above-described marketing agreement and PMSC's exclusive rights thereunder, PMSC will continue to have the right to use FormMaker's software and to compete directly with the Company in the insurance industry. Given that PMSC has financial and other resources significantly greater than the Company, there can be no assurance that the Company will be able to withstand competition from PMSC if PMSC decided to compete directly with the Company.

DEPENDENCE UPON INSURANCE INDUSTRY

     The majority of the Company's revenues is derived from the insurance industry. The Company's future growth and financial performance will depend in part upon its ability to continue to market its products successfully in the insurance industry and to enhance and develop technologies for distribution in markets other than the insurance market. This will require the Company to make substantial product development and distribution channel investments. It is uncertain that new products or product enhancements intended for markets other than the insurance industry will achieve acceptance.

RAPID TECHNOLOGICAL CHANGE

     The document automation industry is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. Such developments will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technology developments and customer requirements or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. In addition, new products or product enhancements intended to respond to technological change or evolving customer requirements may not achieve acceptance.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of its products or to obtain and use information that the Company regards as proprietary.

     The Company's software products are licensed to end-users on a "right to use" basis pursuant to a license agreement. Certain license provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect the proprietary rights to the same extent as do the laws of the United States.

     As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software programs will increasingly become subject to infringement claims. Third parties may assert infringement claims against the Company in the future with respect to current or future products, which could require the Company to enter into royalty arrangements or result in costly litigation.

     The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or the inability to support, maintain, and enhance, any of such software could result in increased costs, delays or reductions in product shipments until equivalent software could be developed or licensed and integrated.

RISK OF SOFTWARE DEFECTS

     Software products as complex as those offered by the Company can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. Despite extensive product testing prior to introduction, the Company's products have in the past contained software errors that were discovered after commercial introduction. There may be more errors or performance problems that will be discovered in the future. Any future software defects discovered after shipment of the Company's products could result in loss of revenues or delays in customer acceptance.

ABSENCE OF PUBLIC MARKET

     The Company does not currently intend to list its common stock on any securities exchange or to seek approval for quotation through any automated quotation system, nor is there any assurance that its common stock will be eligible for listing on any market. Accordingly, there can be no assurance as to the development of a trading market for the Company's common stock.

REDEMPTION OF CLASS B COMMON STOCK

     The Company, Safeguard Scientifics (Delaware), Inc., a Delaware corporation ("Safeguard Delaware"), Safeguard Scientifics, Inc., a Pennsylvania corporation ("Safeguard"), Technology Leaders II L.P., a Delaware limited partnership ("TL II"), and Technology Leaders II Offshore C.V., a Netherlands Antilles limited partnership ("TL II Offshore," and together with Safeguard Delaware and TL II, the "SG/TL Stockholders"), have entered into a Liquidity Agreement dated January 15, 1997 (the "Liquidity Agreement") pursuant to which the SG/TL Stockholders have agreed to subscribe for a number of shares of the Company's Class A common stock at $4.08 per share equal to the number of shares of the Company's Class B common stock to be redeemed. If the SG/TL Stockholders do not perform their obligations under the Liquidity Agreement to purchase an equal number of shares of the Company's Class A common stock, the Company may be unable to meet its redemption obligation. If the SG/TL Stockholders do subscribe for such shares, the SG/TL Stockholders will increase their ownership and control of the Company. Safeguard Delaware has committed to subscribe for 74% of the shares to be purchased under the Liquidity Agreement, while Technology Leaders II and Technology Leaders II Offshore (collectively "TL") have committed to subscribe for the remaining 26% of the subscription obligation. Safeguard Delaware is a wholly-owned subsidiary of Safeguard, a publicly traded company (NYSE symbol SFE). As of December 31, 1996, Safeguard had total assets of $936 million and net equity of $169 million, with revenues of $2.1 billion and net earnings of $20 million for the year then ended. Safeguard Delaware had total assets and net equity of $273 million and $249 million, respectively, as of December 31, 1996. TL is a venture capital fund with total assets of $99 million and partner's capital of $96 million.

ITEM 2.  PROPERTIES

     The Company leases approximately 23,000 square feet of office space in Dallas, Texas for its corporate headquarters, including administrative, sales, services, and product development. This lease expires April 30, 2005, but may be terminated by the Company on May 31, 2000.

     The Company's facility in Atlanta, Georgia, which is utilized for administrative, sales, marketing, services, and product development departments occupies approximately 55,000 square feet of office space. The lease for this space expires on December 31, 2002.

     The Company's print outsourcing facility is located in Atlanta, Georgia. This facility occupies approximately 19,000 square feet under a lease which expires on October 31, 2002.

     The Company's staff in New Hampshire is located in a 1,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on February 28, 1998. The Company's staff in Maryland is located in Silver Spring, Maryland. This facility occupies approximately 10,000 square feet under a lease which expires December 31, 2001.

     Office space is also leased in California for a sales office. The Company believes that its existing office facilities and additional space available to it are adequate to meet its requirements, and that in any event, suitable additional or alternative space adequate to serve the Company's foreseeable needs will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1992, a customer brought a lawsuit in the District Court of Galveston County, Texas against Image Sciences, International Business Machines Corp. ("IBM"), and IBM's sales manager seeking substantial actual damages and punitive damages relating to the performance of its computer system. Image Sciences was a subcontractor to an agreement between IBM and such customer to provide a computer hardware and software system for image processing, among other functions. The customer also signed a license agreement with Image Sciences for certain image processing software. A summary judgment, which was appealed, was granted in favor of Image Sciences as to certain claims. The Court of Appeals reversed the summary judgment on the fraud cause of action, but held that the plaintiff waived its claim of negligence and gross negligence. The Texas Supreme Court denied a review and the case has been sent back to the trial court. A trial date has been set for June 1998. Image Sciences continues to deny any liability in this matter.

     In December 1995, a former employee and her family filed a lawsuit in the District Court of Dallas County, Texas against Image Sciences, certain current and former officers of Image Sciences, IBM, and related parties, alleging, among other claims, breach of a settlement agreement in a prior lawsuit. The plaintiffs seek unspecified actual and punitive damages. Each of the plaintiff's claims, other than the invasion of privacy and intentional infliction of emotional distress claims, were arbitrated in October 1997. Image Sciences moved for summary judgment on each of the claims before the arbitrator and the arbitrator dismissed all claims except breach of settlement agreement. The breach of settlement claim is pending the arbitrator's ruling. The invasion of privacy and intentional infliction of emotional distress claims are set for trial in January 1998.

     The Company intends to continue to vigorously contest these claims and believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is not an established public trading market for the Company's common stock.

     As of September 30, 1997, there were approximately 90 holders of record and beneficial holders of the Company's Class A common stock and 90 holders of record and beneficial holders of the Company's Class B common stock.

     The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Company's Board deems relevant. Further, the terms of the Company's revolving credit facility restricts the ability of the Company to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data for the years ended July 31, 1997, 1996, 1995, 1994, and 1993 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                   Years ended July 31,
                                               ---------------------------------------------------------
                                                  1997         1996        1995        1994        1993
                                               ----------    -------     -------     -------      ------
STATEMENTS OF OPERATIONS DATA:                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues                                  $17,503      $11,470     $10,814     $10,874      $9,320

Operating income (loss)                        ($17,460)*     $3,416      $3,158      $3,546      $2,655

Net income (loss) before income taxes          ($17,246)*     $3,656      $3,186      $3,399      $2,367

Net income (loss)                              ($16,102)*     $2,321      $2,003      $2,169      $1,807

Net income (loss) per share                      ($3.19)*      $0.33       $0.27       $0.29       $0.23

Weighted average number of
  shares of common stock and
  common stock equivalents                        5,042*       7,084       7,478       7,465       7,723

Cash dividend declared for preferred stock       $2,808        - 0 -       - 0 -       - 0 -       - 0 -

* After Merger related charges of $21,378. Without such charges operating income, net income before income taxes, net income, net income per share, and weighted average number of shares of common stock and common stock equivalents would have been $3,918, $4,132, $2,598, $.34, and 7,607, respectively.

                                                                      July 31,
                                              -------------------------------------------------------
                                                1997        1996        1995        1994        1993
                                              -------     -------     -------     -------      ------
BALANCE SHEET DATA:                                                (IN THOUSANDS)

Total assets                                  $32,698     $14,691     $13,145     $11,572      $9,785

Total debt including obligations
  under capital lease                          $9,439         $46      $1,637      $1,987      $3,158

Redeemable Class B common stock               $19,119       - 0 -       - 0 -       - 0 -       - 0 -

     In May 1997 the Company acquired FormMaker. Accordingly, FormMaker's results of operations have been included in the Company's consolidated financial data since the acquisition date. See Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item is set forth in the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to each person who serves as a director or an executive officer of the Company and their ages as of October 20, 1997:

NAME                       AGE  POSITION
----                       ---  --------
Milledge A. Hart, III (2)  63   Chairman of the Board
Michael D. Andereck        44   President, Chief Executive Officer and Director
B. Bruce Dale              34   Senior Vice President, Products
Kerry K. LeCrone           51   Senior Vice President, Services
Hsi-Ming Lin               41   Senior Vice President, Research and Development
Todd A. Rognes             34   Senior Vice President, Finance
Sidney B. Landman (1)      51   Director
John D. Loewenberg (2)     56   Director
Warren V. Musser (2)       69   Director
George F. Raymond (1)      60   Director
Arthur R. Spector (1)      56   Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Each director will hold office until the next annual meeting of stockholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Company's Board and serve at the Board's discretion.

     MILLEDGE A. HART, III was appointed Chairman of the Board of the Company in May 1997. He served as a member of Image Sciences Board of Directors from 1985 to May 1997. Mr. Hart is founder and currently Chairman of the Board of Hart Group, Inc., Rmax, Inc., and Axon, Inc. He also serves on the Board of Directors of Home Depot and the Board of Regents of Southern Methodist University (SMU). Mr. Hart served as President of Electronic Data Systems from 1970 until his retirement in 1977.

     MICHAEL D. ANDERECK has been President and Chief Executive Officer of the Company since May 1997. Prior to such time he was President, Chief Executive Officer and a director of Image Sciences. He joined Image Sciences as Vice President-Finance in 1983 and was elected to the Board of Directors and named Treasurer of Image Sciences shortly thereafter. In 1984, Mr. Andereck assumed the position of President and Chief Executive Officer. From 1975 through 1983, Mr. Andereck was with KPMG Peat Marwick, where he dealt extensively with initial and recurring registrations with the Securities and Exchange Commission and attained the position of senior manager. Mr. Andereck holds a Bachelor of Business Administration degree in Accounting and Information Sciences from the University of North Texas.

     B. BRUCE DALE has served as Senior Vice President of Product Development of the Company since May 1997. He was Vice President of Product Development of Image Sciences from 1994 through May 1997. Mr. Dale joined Image Sciences in 1986 as a Client Services Custom Software Developer. Since 1988, Mr. Dale held several management positions within Client Services, Marketing and Product Development. In 1992, he was appointed Director of Product Direction.
 Prior to joining Image Sciences, Mr. Dale received a Bachelor of Science degree in Computer Science from Western Kentucky University.

     KERRY K. LECRONE became Senior Vice President, Services of the Company in May 1997. He was Senior Vice President, Technical and Processing Services of FormMaker from March 1995 through May 1997. Between 1974 and 1990, Mr. LeCrone served in various capacities for several insurance and financial service businesses with primarily responsibilities for software development and operations. In 1990, Mr. LeCrone co-founded Adam Investment Services, a financial services company that became a leading retail investment management organization with more than $1.0 billion in assets under management.

     HSI-MING LIN was appointed Senior Vice President, Research and Development of the Company in May 1997. He joined FormMaker in 1987 as Manager of Development and is credited with developing FormMaker's current technology. He became Senior Vice President, Research and Development of FormMaker in January 1994, and in such capacity had responsibility for designing, developing, and providing programming service. Prior to joining FormMaker, Mr. Lin held various management and programming positions with other software and service companies. Mr. Lin received a B.E. in Computer Science from TamKang University, Taiwan, R.O.C. and a M.S. degree in Information and Computer Science from Georgia Tech University.

     TODD A. ROGNES was appointed Senior Vice President of Finance and Treasurer of the Company in May 1997. He previously served as Vice President of Finance and Administration and Treasurer of Image Sciences. Mr. Rognes joined Image Sciences in 1986 as a Staff Accountant and was appointed Controller in 1991. He was appointed Vice President of Finance and Administration in 1994. Prior to joining Image Sciences, Mr. Rognes was a staff accountant with IBP, Inc. Mr. Rognes holds a Bachelor of Business Administration degree in Accounting from Iowa State University. Mr. Rognes is a Certified Public Accountant.

     SIDNEY B. LANDMAN was elected as a director of the Company in May 1997. He is the President and Chief Operating Officer of Xerox Engineering Systems at Xerox. Mr. Landman was previously the Vice President of Finance for the Production Systems Group at Xerox (PSG) and before that, he served as Vice President, Finance and Business Operations for Xerox Corporation's Xerox Production Systems Division. Before joining Xerox in 1993, he was a senior financial executive in both Fortune 500 and small company environments for the past 25 years. He holds a B.A. in Economics and Finance from the City University of New York, and an MBA in Finance from Loyola College of Baltimore.

     JOHN D. LOEWENBERG became a director of the Company in May 1997. He was previously Chief Executive Officer and President of FormMaker. Before that he served as Executive Vice President and Chief Administrative Officer of Connecticut Mutual, a life insurance company, from May 1995 through March 1996. Prior to joining Connecticut Mutual, Mr. Loewenberg served as Senior Vice President of Aetna Life and Casualty, a multi-line insurer, and as Chief Executive Officer of Aetna Information Technology, the information systems company of Aetna Life and Casualty, from March 1989 to May 1995. Mr. Loewenberg was Chairman of Precision Systems, Inc. until April 1996 and is currently a member of the Board of CompuCom Systems, Inc., Diamond Technology Partners Incorporated, Sanchez Computer Associates, Inc., and Imetrix. He is also a trustee of several not for profit organizations.

     WARREN V. MUSSER was elected as a director of the Company in May 1997. He has been Chairman of the Board and Chief Executive Officer of Safeguard since 1953. Mr. Musser is also the Chairman of the Board of Cambridge Technology Partners (Massachusetts), Inc., a director of Coherent Communications Systems Corporation and CompuCom, and a trustee of Brandywine Realty Trust. Mr. Musser also serves on a variety of civic, educational, and charitable Boards of Directors including the Board of Overseers of The Wharton School of the University of Pennsylvania and serves as Vice President/Development, Cradle Liberty Council, Boy Scouts of America, as Vice Chairman of The Eastern Technology Council, and as Chairman of the Pennsylvania Council on Economic Education.

     GEORGE F. RAYMOND became a director of the Company in July 1997. He is a private investor and software industry consultant. He is a director of BMC Software Inc., a Houston based, publicly held software firm. He is also a director of several privately held software companies. Mr. Raymond founded Automatic Business Centers, Inc. ("ABC"), a payroll processing company in 1972, and sold the company to CIGNA in 1983. Mr. Raymond and other members of ABC's management repurchased ABC in 1986 from CIGNA, and sold ABC to Automatic Data Processing (ADP) in 1989. In 1986, Mr. Raymond was Chairman of ITAA, the computer software and services trade association.

     ARTHUR R. SPECTOR has been a director of the Company since May 1997. From December 1995 through May 1997, he served as Chairman of the Board and a director of FormMaker. Since January 1997, Mr. Spector has been a managing director of TL Ventures LLC, a fund management company organized to manage the day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P., which are recently organized venture capital partnerships investing in tandem. Mr. Spector has also served as an executive officer of several of TL Ventures III L.P.'s and TL Venture III Offshore L.P.'s portfolio companies. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of Safeguard and since November 1994 has been

Chairman of the Board of USDATA Corporation, a multinational supplier of applications development tools, distribution management software and integration devices. He also serves as Chairman of the Board of HDS Network Systems Inc., a manufacturer of network computers and a provider of desktop computing services. From July 1992 until May 1995, Mr. Spector served as Vice Chairman and Secretary of Casino & Credit Services, Inc. From October 1991 to December 1994, Mr. Spector was Chief Executive Officer and a director of Perpetual Capital Corporation, a merchant banking organization. Mr. Spector is a graduate of the Wharton School of the University of Pennsylvania.

COMMITTEES OF THE BOARD OF DIRECTORS

     AUDIT COMMITTEE. The Audit Committee's duties include engaging and discharging the Company's independent auditors; reviewing and approving the engagement of the auditors for audit and non-audit services requested; reviewing with the independent accountants scope and timing of the audit and non-audit services; reviewing the completed audit with the independent accountants regarding their report, the conduct of the audit, accounting adjustments, recommendations for improving internal accounting and auditing procedures with the Company's financial staff; and initiating and supervising any special investigations it deems necessary.

     COMPENSATION COMMITTEE. The Compensation Committee's duties include reviewing executive officer compensation and making recommendations to the Board regarding same.

COMPLIANCE WITH SECTION 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors and persons who own more than 10% of a registered class of an issuer's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. This is not applicable to the Company's common stock, which is not required to be registered under such act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to its chief executive officer for services rendered to the Company in all capacities from commencement of the Company's operations, May 15, 1997, through the fiscal year ended July 31, 1997. No other executive officer received renumeration in excess of $100,000 during this period.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                               -------------------      ALL OTHER
      NAME AND PRINCIPAL POSITION              SALARY      BONUS     COMPENSATION (1)
      ---------------------------              ------      -----     ----------------
Michael D. Andereck                            $46,875    $135,000        $2,447
    President and Chief Executive Officer

(1) Represents contributions to Image Sciences' 401(k) tax-qualified employee savings and retirement plan.

     During the fiscal year ended July 31, 1997 no options were granted to the Company's chief executive officer. As of July 31, 1997 the Company's chief executive officer held options to purchase 298,671 shares of the Company's Class B common stock.

     In January 1997, the Company entered into an employment agreement with Michael D. Andereck providing for a base salary of $225,000 per year. The employment agreement has an indefinite term and provides that the employee's salary is to be reviewed annually by the Board of Directors. In addition to base salary, the agreement allows for discretionary bonuses, participation in any 401(K) plan and stock option plan maintained by the Company, and other fringe benefits that the Company maintains for its top-level executives. The agreement also contains severance provisions which, if triggered, entitle the employee to monthly severance payments in an amount equal to the employee's then-current monthly salary for a period of up to 12 months. The severance payments are triggered by the occurrence of any of the following events: termination of employment by the Company without cause, termination of employment by the employee for good reason (which includes a material failure of the Company to observe or perform any material term of the employment agreement, the exclusion of the employee from participation in any new compensation or benefit arrangement offered to similarly situated employees or a reduction in the employee's level of responsibility, position, authority or duties), resignation by the employee with 60 days notice, and total disability. The employment agreement also provides a non-competition provision prohibiting the employee from competing against the Company while employed by the Company and for one year following the termination of employment.

     Each of Image Sciences and FormMaker had historically granted options under stock option plans to its executive officers. Upon the occurrence of the Merger, outstanding options under these plans were converted into options to purchase common stock of the Company and the plans were canceled. At the time of the Merger, the Company adopted the DocuCorp, Inc. 1997 Equity Compensation Plan. The Equity Compensation Plan permits the grant of stock options, restricted stock awards, stock appreciation rights, and performance units to employees, nonemployees, directors, and key advisors of the Company. Such plan covers an aggregate of 400,000 shares of Class A common stock and is administered by the Compensation Committee of the Board of Directors. At July 31, 1997, no options had been granted under the Plan.

     COMPENSATION OF DIRECTORS. In August 1997, directors who are not also employees of the Company received options to purchase 25,000 to 50,000 shares of Class A common stock which vest over five years and are exercisable at the fair market value on the date of grant. Additionally, the Company donates $5,000 per year on behalf of each director to the charity(s) of his choice. Directors are reimbursed for out-of-pocket expenses incurred for attendance at board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of October 20, 1997, with respect to the beneficial ownership of common stock by each current director, each nominee for director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group, and each stockholder known to management to own beneficially more than 5% of the common stock. Each of such stockholders has the sole voting and investment power as to shares shown, unless otherwise noted. For purposes of the following table, common stock is deemed to include Class A common stock, Class B common stock, and options and warrants to purchase same.

                                                      SHARES BENEFICIALLY OWNED
          NAME(1)                                       SHARES(2)     PERCENT
          -------                                       ---------     -------
Safeguard Delaware                                      2,569,401        24
Xerox                                                   2,259,903        21
Michael D. Andereck(4)                                  1,455,859        13
Technology Leaders II(3)                                1,306,229        12
Milledge A. Hart, III                                     120,853         1
Arthur R. Spector                                         102,270         *
John D. Loewenberg                                              0         *
Warren V. Musser                                                0         *
Sidney B. Landman                                               0         *
George F. Raymond                                               0         *
All Directors, Named Executive Officer, and other
   executive officers as a group (11 persons)           2,134,728        20

*    Represents less than 1%

(1) The address of Messrs. Andereck, Hart, Loewenberg, and Raymond is c/o DocuCorp International, 5910 N. Central Expressway, Suite 800, Dallas, TX 75206. The address of Messrs. Spector and Musser and the address of Safeguard Delaware and Technology Leaders II is c/o Safeguard Scientifics, Inc., The Safeguard Building, 435 Devon Park Drive, Wayne, PA 19087. The address of Xerox and Mr. Landman is P.O. Box 1600, Stamford, CT 06904. Safeguard Delaware is a wholly-owned subsidiary of Safeguard and the holder of a 4.4% limited partnership interest in Technology Leaders II.

(2) Includes 1,930,178 shares issuable pursuant to outstanding options and warrants exercisable within 60 days.

(3) Technology Leaders II consists of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. Technology Leaders II Management L.P., a limited partnership, is the sole general partner of Technology Leaders II L.P. and co-general partner of Technology Leaders II Offshore C.V. Technology Leaders II L.P. and Technology Leaders II Offshore C.V. are venture capital funds that are required by their governing documents to make all investment, voting and disposition actions in tandem. Technology Leaders II Management L.P. has sole authority and responsibility for all investment, voting and disposition decisions for Technology Leaders II. The general partners of Technology Leaders II Management, L.P. are (i) Technology Leaders Management, Inc., a wholly-owned subsidiary of Safeguard, (ii) Robert E. Keith, Gary J. Anderson, M.D., Ira M. Lubert and Mark J. DeNino, and (iii) four other corporations (the "TLA Corporations") owned by natural persons, one of whom is a director of Safeguard. Technology Leaders II Management L.P. is managed by an executive committee, by whose decisions the general partners have agreed to be bound, which consists of ten voting members including (i) Warren V. Musser, who is a designee of Technology Leaders Management, Inc., (ii) Mr. Keith, Dr. Anderson, Mr. Lubert, Mr. DeNino, Christopher Moller, Ph.D., individually, and (iii) one designee of each of the TLA Corporations and (as a non-voting member) Clayton S. Rose. Technology Leaders Management, Inc. is the administrative manager of Technology Leaders II, subject to the control and direction of the executive committee of Technology Leaders II Management L.P. Mr. Keith is a director of Safeguard. Technology Leaders Management, Inc. holds a 34% general partnership interest in Technology Leaders II Management L.P.

(4) Includes beneficial ownership, of which 72,230 shares are held in a trust which is not in Mr. Andereck's control. Mr. Andereck disclaims any beneficial ownership as to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, Safeguard, and the SG/TL Stockholders entered into the Liquidity Agreement providing that (i) Safeguard will use commercially reasonable efforts to conduct and consummate an underwritten public offering of rights to purchase shares of the Company's Class A common stock in which the managing underwriter values the equity of the Company at $62.1 million or more,
(ii) the SG/TL Stockholders will purchase a certain number of shares of the Company's Class A common stock if the Company is required to redeem shares of the Company's Class B common stock, and guarantee an existing line of credit of FormMaker (as amended), and (iii) the Company granted SG/TL Stockholders warrants to purchase 610,000 shares of Class A common stock with an exercise price of $5.00 per share and a term of three years. The SG/TL Stockholders also received certain warrants to purchase 204,540 shares of the Company's Class A common stock with an exercise price of $5.10 per share and a term of three years as a result of its providing certain financing to FormMaker immediately prior to the Merger.

     Concurrently with the Merger, Safeguard, TL II, and TL Ventures Third Corp loaned FormMaker $3,000,000 in the form of subordinated notes. The notes bear interest at prime plus 1% and are due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13,000,000 or May 15, 2000. These notes are unsecured obligations of the Company and are subordinated to all senior debt.

     As of October 20, 1997, FormMaker owes Safeguard $217,000 and $200,000 under two term notes. The term notes bear interest at prime plus 1% and are due in monthly installments through January 1, 2000.

     Pursuant to a stockholders agreement the Company's principal stockholders have agreed to vote their shares in the Company in such a manner as to maintain the election to the Company's Board of three designees of Xerox (currently Michael D. Andereck, Milledge A. Hart, III, and Sidney B. Landman), three designees of the SG/TL Stockholders (currently John D. Lowenberg, Arthur R. Spector, and Warren V. Musser), and one independent designee (currently George
F. Raymond) mutually agreed upon by the other six.

     Pursuant to an agreement between Michael D. Andereck and Xerox, the three Xerox designees to the Company's Board will consist of a designee of Mr. Andereck (currently Mr. Andereck), a designee of Xerox (currently Sidney B. Landman), and a mutually acceptable designee of Xerox and Mr. Andereck (currently Milledge A. Hart, III).

     Pursuant to an agreement by and among the SG/TL Stockholders and Samuel M. Wilkes (a former officer of the Company) dated January 15, 1997, the SG/TL Stockholders granted to Mr. Wilkes the right to "tag-along" in any sale of the Company's common stock by the SG/TL Stockholders.

     Image Sciences and Xerox, a stockholder of the Company, entered into a Cooperative Marketing Agreement in August 1994. Under the terms of the agreement, Image Sciences and

Xerox agreed to pay each other standard commissions on sales of each others products resulting from successful referrals. This agreement may be terminated by either party after 30 days written notice.

     All future transactions between the Company and its officers, directors, and principal stockholders or their affiliates will be on terms no less favorable to the Company than may be obtained from unrelated third parties, and any such transactions will be approved by a majority of the disinterested directors of the Company.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements which are included in this Form 10-K or which are incorporated herein by reference.

     1.   Financial Statements:

          Report of Independent Accountants

          As of July 31, 1997 and 1996:
          -    Consolidated Balance Sheets

          For the Years Ended July 31, 1997, 1996, and 1995:
          -    Consolidated Statements of Operations
          -    Consolidated Statements of Cash Flows
          -    Consolidated Statements of Changes in Stockholders' Equity

          Notes to Consolidated Financial Statements


     2.   Financial Statement Schedule:

          Valuation and Qualifying Accounts

     3.   Exhibits:

          See Exhibit Index beginning on page 31 of this Form 10-K.


(b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DocuCorp, Inc.
--------------------------------------
     (Registrant)


/s/ Michael D. Andereck                            Date   October 28, 1997
--------------------------------------                 ------------------------
Michael D. Andereck
President, Chief Executive Officer and
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Michael D. Andereck                     Date   October 28, 1997
--------------------------------------           ---------------------------
Michael D. Andereck
President, Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ Todd A. Rognes                           Date   October 28, 1997
--------------------------------------           ---------------------------
Todd A. Rognes
Senior Vice President, Finance
(Principal Financial Officer)

 /s/ Milledge A. Hart, III                   Date   October 28, 1997
--------------------------------------           ---------------------------
Milledge A. Hart, III
Director

/s/ Sidney B. Landman                        Date   October 28, 1997
--------------------------------------           ---------------------------
Sidney B. Landman
Director

/s/ John D. Loewenberg                       Date   October 28, 1997
--------------------------------------           ---------------------------
John D. Loewenberg
Director

/s/ Warren V. Musser                         Date   October 28, 1997
--------------------------------------           ---------------------------
Warren V. Musser
Director

/s/ George F. Raymond                        Date   October 28, 1997
--------------------------------------           ---------------------------
George F. Raymond
Director

                                             Date   October 28, 1997
--------------------------------------           ---------------------------
Arthur R. Spector
Director

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JULY 31, 1997, 1996, AND 1995
                                  SCHEDULE II

                                                               Additions
                                                        ------------------------
                                         Balance at     Charged to    Charged to                  Balance at
                                         Beginning      Costs and       Other                       End of
              Description                of Period       Expenses      Accounts     Deductions      Period
                                                           (a)          (a)(b)
--------------------------------------------------------------------------------------------------------------
1997
  Allowance for doubtful accounts           $350,000      $  363,556     $(188,556)        $0      $  525,000
  Valuation allowance against
   deferred tax assets                      $      0      $1,392,817     $       0         $0      $1,392,817

1996
  Allowance for doubtful accounts           $325,000      $  350,131     $(325,131)        $0      $  350,000

1995
  Allowance for doubtful accounts           $325,000      $  271,447     $(271,447)        $0      $  325,000


(a) Such amounts include balances assumed in the acquisition of FormMaker. See Notes to Consolidated Financial Statements for further discussion.

(b) Such amounts relate to the utilization of the valuation and qualifying accounts to specific items for which they were established in the accounts receivable accounts.

                               INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   3.1       Certificate of Incorporation. (filed as exhibit 3.1 to the Company's
             Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

   3.2       Bylaws. (filed as exhibit 3.2 to the Company's Registration Statement on
             Form S-4 No. 333-22225 and incorporated herein by reference)

  10.1       Marketing Agreement between FormMaker Software, Inc. and Policy
             Management Systems Corporation effective January 1, 1997. (filed as exhibit 10.1 to the Company's Registration Statement on Form S-4 No.
             333-22225 and incorporated herein by reference)

  10.2       Cooperative Marketing Agreement between Image Sciences Inc. and Xerox
             Corporation August 16, 1994. (filed as exhibit 10.2 to the Company's
             Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

  10.3       Liquidity Agreement among the Registrant, Safeguard Scientifics
             (Delaware), Inc., Safeguard Scientifics, Inc., Technology Leaders II,
             L.P., and Technology Leaders II Offshore C.V. dated January 15, 1997.
             (filed as exhibit 10.3 to the Company's Registration Statement on Form S-4
             No. 333-22225 and incorporated herein by reference)

  10.4       Voting and Lockup Agreement among Xerox Corporation, Michael D.
             Andereck, Safeguard Scientifics (Delaware), Inc., Safeguard Scientifics,
             Inc., Technology Leaders II, L.P., Technology Leaders II Offshore C.V.,
             Joe Rose, Samuel M. Wilkes, and Arthur R. Spector dated January 15,
             1997. (filed as exhibit 10.4 to the Company's Registration Statement on
             Form S-4 No. 333-22225 and incorporated herein by reference)

  10.5       Form of Stockholders Agreement. (filed as exhibit 10.5 to the Company's
             Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

  10.6       Director Designation Agreement between Michael D. Andereck and Xerox
             Corporation dated January 15, 1997. (filed as exhibit 10.6 to the
             Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

  10.7       Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.8 to the Company's
             Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

  10.8       Employment Agreement between Samuel M. Wilkes and the Registrant dated
             January 15, 1997. (filed as exhibit 10.9 to the Company's Registration
             Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

  10.9       Credit Agreement between FormMaker Software, Inc. and NationsBank of
             Georgia, National Association dated as of December 20, 1995. (filed as exhibit 10.10 to the Company's Registration Statement on Form S-4
             No. 333-22225 and incorporated herein by reference)

  10.10      License Agreement between FormMaker Software, Inc. and Policy
             Management Systems Corporation effective October 29, 1993. (filed as exhibit 10.11 to the Company's Registration Statement on Form S-4 No.
             333-22225 and incorporated herein by reference)

  10.11      Addendum No. 1 to the License Agreement between FormMaker Software,
             Inc. and Policy Management Systems Corporation effective January 1,
             1997. (filed as exhibit 10.12 to the Company's Registration Statement on
             Form S-4 No. 333-22225 and incorporated herein by reference)

  10.12*     1997 Equity Compensation Plan.

  11.1*      Statement regarding Computation of Per Share Earnings.




                               INDEX TO EXHIBITS (CONTINUED)


EXHIBIT NO.                              DESCRIPTION

  13.1*      1997 Annual Report to Stockholders. (for EDGAR filing purposes only)

  21.1*      Subsidiaries of the Registrant.

  27.1*      Financial Data Schedule. (for EDGAR filing purposes only)

----------------------

*  Filed herewith.