Form 10-Q
period 1997-10-31
DOCUCORP INC
filed 1997-12-15
CIK 1033864

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31,1997

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _________ to _________


Commission File Number: 00-1033864
                        ----------



                                 DocuCorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           Delaware                                           75-2690838
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           identification number)



     5910 North Central Expressway, Suite 800, Dallas, Texas      75206
    ---------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                (214) 891-6500
               ----------------------------------------------------
               (Registrant's telephone number including area code)


               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__      No _____



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class A Common Stock $.01 par value, 4,281,109 shares as of November 30, 1997.

                                DOCUCORP, INC.
                              TABLE OF CONTENTS
                                  FORM 10-Q
                               October 31, 1997


                        PART I - FINANCIAL INFORMATION
                                                                           PAGE

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of July 31, 1997 and
          October 31, 1997 (unaudited)                                       2

         Interim Consolidated Statements of Operations for the three month periods ended October 31, 1996 (unaudited) and
          1997 (unaudited)                                                   3

         Interim Consolidated Statements of Cash Flows for the three month periods ended October 31, 1996 (unaudited) and
          1997 (unaudited)                                                   4

Notes to interim consolidated financial statements                           5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   11


Signatures                                                                  12

                                  DOCUCORP, INC.
                        INTERIM CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               July 31,        October 31,
                                                                 1997             1997
                                                             ------------     ------------
ASSETS
 Current assets:
   Cash and cash equivalents                                 $  2,869,458     $  1,442,947
   Accounts receivable, net of allowance
    of $525,000 and $550,000, respectively                      9,010,784        9,079,655
   Current portion of deferred taxes                              380,925          229,259
   Income tax refund receivable                                   503,888          362,966
   Other current assets                                           553,977        1,001,598
                                                             ------------     ------------
     Total current assets                                      13,319,032       12,116,425

 Fixed assets, net of accumulated depreciation
   of $1,983,864 and $2,320,187, respectively                   3,087,578        2,950,537
 Software, net of accumulated amortization of $5,397,344
   and $5,802,298, respectively                                 7,408,113        7,439,435
 Deferred taxes                                                 1,029,473          870,595
 Goodwill, net of accumulated amortization                      7,544,535        7,351,908
 Other assets                                                     309,434          292,051
                                                             ------------     ------------
                                                             $ 32,698,165     $ 31,020,951
                                                             ------------     ------------
                                                             ------------     ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Accounts payable                                          $  1,164,012     $    702,555
   Accrued liabilities:
     Accrued compensation                                       1,142,199          710,833
     Other                                                      1,532,300        1,631,173
   Income taxes payable                                           412,000          434,904
   Current portion of long-term debt                              191,652          191,652
   Current portion of obligations under capital leases            454,199          337,362
   Deferred revenue                                             6,778,212        7,207,649
                                                             ------------     ------------
     Total current liabilities                                 11,674,574       11,216,128

 Obligations under capital leases                                  33,993                0
 Long-term debt                                                 8,759,156        6,832,609
 Other long-term liabilities                                      631,748          645,608

 Redeemable Class B common stock, 7,000,000 shares authorized at $.01 par value, 4,686,024 and 4,690,935 shares issued and
  outstanding at redemption value, respectively                19,118,978       19,139,015

 Stockholders' deficit:
  Class A common stock, 20,000,000 shares authorized at
    $.01 par value, 4,277,794 shares issued and outstanding        42,778           42,778
  Additional paid-in capital                                    4,921,205        4,909,875
  Retained deficit                                            (12,413,092)     (11,693,887)
  Notes receivable from stockholders                              (71,175)         (71,175)
                                                             ------------     ------------
     Total stockholders' deficit                               (7,520,284)      (6,812,409)
                                                             ------------     ------------
                                                             $ 32,698,165     $ 31,020,951
                                                             ------------     ------------
                                                             ------------     ------------

     See accompanying notes to interim consolidated financial statements.

                                 DOCUCORP, INC.
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three months ended
                                                         October 31,
                                                -----------------------------
                                                   1996               1997
                                                ----------        -----------
REVENUES
  Professional services                         $  195,870        $ 6,688,010
  License                                        1,043,687          1,575,817
  Maintenance and other recurring                1,583,980          2,582,446
                                                ----------         -----------
    Total revenues                               2,823,537         10,846,273
                                                ----------         -----------

EXPENSES
  Professional services                            146,286          4,841,694
  Product development and support                  995,476          1,878,499
  Selling and marketing                            405,241          1,395,100
  General and administrative                       464,908          1,371,863
                                                ----------         -----------
    Total expenses                               2,011,911          9,487,156
                                                ----------         -----------
    Operating income                               811,626          1,359,117
  Other income (expense), net                       95,314           (155,912)
                                                ----------         -----------
    Income before income taxes                     906,940          1,203,205
  Provision for income taxes                       330,000            484,000
                                                ----------         -----------
    Net income                                  $  576,940         $  719,205
                                                ----------         -----------
                                                ----------         -----------

  Net income per share of common stock          $     0.11         $     0.07
                                                ----------         -----------
                                                ----------         -----------

  Weighted average number of shares of
    common stock and common stock
    equivalents outstanding                      5,421,481          10,721,074
                                                ----------         -----------
                                                ----------         -----------

     SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 DOCUCORP, INC.
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three months ended
                                                                           October 31,
                                                                    -------------------------
                                                                       1996          1997
                                                                    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  576,940    $   719,205
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Stock option compensation expense                                  12,380          5,327
     Depreciation                                                      100,889        336,323
     Amortization of capitalized software                              198,315        404,954
     Amortization of goodwill                                                0        192,627
     Increase in allowance for doubtful accounts                             0         25,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                      360,858        (93,871)
       Decrease in income tax refund receivable                              0        140,922
       Decrease in deferred tax assets                                  78,996        310,544
       (Increase) decrease in other assets                              70,887       (430,238)
       Decrease in accounts payable                                   (101,072)      (461,457)
       Decrease in accrued liabilities                                (191,176)      (332,493)
       Increase (decrease) in income taxes payable                    (278,748)        22,904
       Increase in deferred revenue                                    117,162        429,437
       Increase in deferred tax liabilities                            187,004              0
       Increase in other long-term liabilities                               0         13,860
                                                                    ----------    -----------
         Total adjustments                                             555,495        563,839
                                                                    ----------    -----------
         Net cash provided by operating activities                   1,132,435      1,283,044
                                                                    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of short-term investments, net                                  308,806              0
  Purchase of fixed assets                                            (104,660)      (199,282)
  Development of software                                             (139,373)      (436,276)
                                                                    ----------    -----------
         Net cash (used in) provided by investing activities            64,773       (635,558)
                                                                    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                                          0     (1,926,547)
  Principal payments under capital lease obligations                   (15,103)      (150,830)
  Proceeds from exercise of stock options                                    0          3,380
                                                                    ----------    -----------
         Net cash used in financing activities                         (15,103)    (2,073,997)
                                                                    ----------    -----------
Net increase (decrease) in cash and cash equivalents                 1,182,105     (1,426,511)
Cash and cash equivalents at beginning of period                     1,909,016      2,869,458
                                                                    ----------    -----------
Cash and cash equivalents at end of period                          $3,091,121    $ 1,442,947
                                                                    ----------    -----------
                                                                    ----------    -----------

     SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                 DOCUCORP, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited Interim Consolidated Financial Statements include the accounts of DocuCorp, Inc. and its subsidiaries (collectively, the "Company").

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended July 31, 1997. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at October 31, 1997 and results of operations for the three month periods ended October 31, 1996 and 1997. The interim results presented herein are not necessarily representative of the results that may be expected for the fiscal year ended July 31, 1998 or for any future period.

NOTE 2 - BUSINESS ACQUISITION

On January 15, 1997, Image Sciences, Inc. ("Image Sciences") entered into an Agreement and Plan of Merger (the "Merger") with FormMaker Software, Inc. ("FormMaker"), pursuant to which the stockholders of Image Sciences and FormMaker agreed to exchange their shares for common stock of the Company. The Merger was completed on May 15, 1997. Concurrent with the closing of the Merger, Image Sciences distributed approximately $8,000,000 via (i) a tender offer to its common stockholders and certain holders of options to purchase common stock and (ii) a dividend to its preferred stockholder.

The Merger was treated as an acquisition of FormMaker by Image Sciences; accordingly, the Merger transaction was recorded under the purchase method of accounting. For historical accounting purposes, Image Sciences is considered to be the acquirer in the Merger and purchase accounting is not required related to the conversion of Image Sciences common stock and preferred stock into Company common stock. The financial statements of Image Sciences are presented as historical statements of the Company for periods prior to the Merger. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7,705,057 has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

                            DOCUCORP, INC.
    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (UNAUDITED)

The following unaudited pro forma information for the three months ended October 31, 1996 presents a summary of consolidated results of operations of Image Sciences and FormMaker as if the acquisition had occurred at the beginning of fiscal 1997. Such pro forma amounts are not necessarily indicative of what the actual results might have been had the Merger occurred at the beginning of fiscal 1997. The unaudited pro forma amounts exclude non-recurring charges recorded in the year ended July 31, 1997 for acquired in-process technology, Merger-related compensation charges, and other Merger-related costs of $13,500,000, $7,649,740, and $228,115, respectively.

                                   (UNAUDITED)
                               THREE MONTHS ENDED
                                OCTOBER 31, 1996
                               ------------------
Revenues                           $9,022,000
Net income                            314,000
Net income per share                      .03

NOTE 3 - LONG-TERM DEBT

In connection with the Merger, the Company assumed a $10,000,000 revolving credit facility with a bank which was guaranteed by Safeguard Scientifics, Inc. ("Safeguard"), FormMaker's largest stockholder. Effective September 1997, the revolving credit facility was renegotiated. The maximum amount available under this credit arrangement is $10,000,000, and repayment of $3,500,000 is guaranteed by Safeguard. Under the credit arrangement, the Company is required to maintain certain financial covenants. Amounts outstanding under this credit arrangement bear interest at variable rates determined by various provisions of the credit arrangement. These rates generally approximate or equal the bank's prime rate or the London Interbank Rate ("LIBOR").

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Certain information contained herein may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, integration of Image Sciences and FormMaker and their respective products, reliance on a major client relationship, dependence upon the insurance industry, fluctuations in operating results, and the timely development and acceptance of new products and services. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made herein.

OVERVIEW

The Company provides software, technologies, services, and outsourcing to insurance, financial services, utilities, telecommunications, transportation, government, education, and other enterprises and industries. The Company was incorporated in Delaware in January 1997 in connection with the Merger of Image Sciences and FormMaker. The Merger was treated as an acquisition of FormMaker by Image Sciences; accordingly, the Merger transaction was recorded under the purchase method of accounting.

The accompanying unaudited Interim Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Image Sciences, FormMaker, and Micro Dynamics, Ltd. Results of FormMaker and Micro Dynamics, Ltd. are included from the effective date of the Merger, May 15, 1997.

RESULTS OF OPERATIONS

The following table sets forth selected data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                   Three months ended
                                                       October 31,
                                                       (unaudited)
                                                   ------------------
                                                    1996        1997
                                                    ----        ----
REVENUES
     Professional services                             7%        62%
     License                                          37         14
     Maintenance and other recurring                  56         24
                                                     ---        ---
        Total revenues                               100        100

EXPENSES
     Professional services                             5         45
     Product development and support                  35         17
     Selling and marketing                            14         13
     General and administrative                       17         13
                                                     ---        ---
        Total expenses                                71         88
                                                     ---        ---
     Operating income                                 29         12
     Other income (expense), net                       3         (1)
                                                     ---        ---
        Income before income taxes                    32         11
     Provision for income taxes                       12          4
                                                     ---        ---
        Net income                                    20%         7%
                                                     ---        ---
                                                     ---        ---

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1997

REVENUES

The Company derives its revenues from license fees, recurring maintenance fees, and professional services related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, processing, contract programming projects, and education services.

The inclusion of FormMaker's results for the three months ended October 31, 1997 was primarily responsible for the 284% increase in total revenues. Professional services revenues increased significantly due to the inclusion of FormMaker services in the three months ended October 31, 1997. License revenues increased 51% due to the execution of several large contracts in the utilities industry. The Company is committed to further developing its presence in the insurance industry, and also penetrating other vertical markets, especially the utilities industry. Maintenance and other recurring revenues increased 63% as a result of an increased customer base for DocuFlex and inclusion of the customer base of the DAP product line. The Company expects maintenance and other recurring revenue to continue to increase as its customer base expands.

FormMaker has entered into various agreements with a major customer (Policy Management Systems or "PMSC") to provide certain processing services and to grant PMSC certain marketing and licensing rights to FormMaker's software. Effective May 1997, PMSC provided 12 months termination notice of its agreement with FormMaker regarding processing services. The marketing agreement expires on December 31, 1999; however, PMSC can unilaterally terminate the marketing agreement with FormMaker beginning January 1, 1998 by providing 90 days' prior written notice.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to professional services and processing services. The majority of the significant increase is due to the inclusion of FormMaker personnel and related expenses during the three months ended October 31, 1997. Postage and supplies expense of approximately $1,270,000 for processing services also contributed to the increase. For the three months ended October 31, 1996 and 1997, costs for professional services expense represented 75% and 72% of professional services revenues respectively. The decrease in cost as a percentage of professional services revenue is primarily due to economies of scale of the expanded services operations. As the Company expects professional services revenues to increase, professional services expense is also anticipated to increase in order to meet the additional resource requirements.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three month period ended October 31, 1997, product development and support expense increased 89%, largely due to the inclusion of FormMaker operations. The Company continues to commit significant resources to developing new products and technologies to meet current and future market needs, along with further developing and supporting their existing product lines.

SELLING AND MARKETING EXPENSE

Selling and marketing expense increased 244% for the three month period ended October 31, 1997 from the comparable prior year period. The increase in selling and marketing expense is primarily the result of inclusion of FormMaker's operations and increased commissions. Sales commissions increased due to additional revenues and a new fiscal 1998 sales compensation plan that provides compensation on all revenue types. Personnel and associated costs will be added as deemed necessary to achieve the Company's growth objectives.

GENERAL AND ADMINISTRATIVE EXPENSE

For the three month period ended October 31, 1997, general and administrative expense increased 195%. The increased expense for the fiscal 1998 period resulted from inclusion of FormMaker's operations, and goodwill amortization as a result of the Merger.

OTHER INCOME (EXPENSE), NET

For the three month period ended October 31, 1997, the 264% decrease in other income (expense) was due to a decrease in interest income and a significant increase in interest expense. Interest income decreased as a result of an $8,000,000 cash distribution to stockholders and certain option holders in May 1997. Interest expense increased significantly due to the assumption of debt and capitalized leases of FormMaker.

PROVISION FOR INCOME TAXES

The income tax provision was calculated utilizing income tax rates for corporations. Effective tax rates for the three months ended October 31, 1996 and 1997 were approximately 36% and 40%, respectively. These rates differ from the Federal statutory rate primarily due to state income taxes and the non-deductibility of certain items. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three months ended October 31, 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents of $1,442,947. $6,407,000 was available under the Company's $10,000,000 revolving credit facility at October 31, 1997.

Cash and cash equivalents decreased $1,426,511 due to cash used by various investing and financing activities, and was partially offset by cash provided by operating activities. Cash flows from operating activities were $1,283,044 primarily as the result of profitable operations and various other cash and non-cash operating activities. Cash flows from investing activities used $635,558 in cash primarily for development of software. Cash flows from financing activities used $2,073,997 in cash principally for repayment of debt.

Working capital was $900,297 at October 31, 1997, compared with $1,644,458 at July 31, 1997.

In connection with the Merger, the Company assumed a $10,000,000 revolving credit facility from FormMaker. At October 31, 1997, borrowings under this credit facility totaled $3,593,000 bearing interest at a weighted average rate of 7.8%

The credit facility was renegotiated in September 1997. Under the new agreement, $3,500,000 bears interest at the bank's prime rate less .25%, or 8.25% as of October 31, 1997, and is guaranteed by

Safeguard. The remaining $6,500,000 bears interest at the bank's prime rate of 8.50% as of October 31, 1997 and is collateralized by substantially all of the Company's assets. Borrowings under the credit facility are utilized primarily for working capital.

In addition, stockholders loaned the Company $3,000,000 in the form of subordinated notes concurrent with the Merger. The notes bear interest at prime plus 1%, or 9.50% as of October 31, 1997, and are due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13,000,000 or May 15, 2000. The notes are unsecured obligations of the Company and are subordinated to all senior debt.

The Company's liquidity needs will arise primarily from funding the continued development, enhancement, and support of its software offerings, and the selling and marketing costs associated principally with continued entry into new vertical and international markets.

Capital expenditures are generally not material. Management believes that the Company's cash and availability under its credit facility will be sufficient to meet cash flow requirements for fiscal 1998.

Historically, a significant portion of FormMaker's revenues have been derived from its marketing agreement with PMSC. There can be no assurances that such revenues will continue at historical levels. In the event that PMSC-generated revenues decrease or the PMSC marketing agreement is otherwise terminated as provided by its terms, the Company's liquidity requirements would be increased accordingly. Although management believes that any such additional liquidity requirements would be short-term in nature, there can be no assurance that additional capital would not be required.

                       PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits.

           10. Credit Agreement between NationsBank, N.A. and the Registrant dated September 29, 1997.

           11. Computation of Earnings Per Share.

           27. Financial Data Schedule (for EDGAR filing purposes only).

      (b)  Reports on Form 8-K.

           No reports on Form 8-K have been filed by the Registrant during the three months ended October 31, 1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DocuCorp, Inc.
-----------------------------------
       (Registrant)


/s/  Todd Rognes                                  Date   November 14, 1997
-----------------------------------                    ------------------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)