Form 10-Q
period 1998-01-31
DOCUCORP INC
filed 1998-03-11
CIK 1033864

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _________________ to _________________


Commission File Number: 00-1033864



                          DocuCorp International, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           75-2690838
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          identification number)



  5910 North Central Expressway, Suite 800, Dallas, Texas             75206
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)


                                (214) 891-6500
              -----------------------------------------------------
               (Registrant's telephone number including area code)


                                 DocuCorp, Inc.
              -----------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__      No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         SHARES OUTSTANDING EFFECTIVE
CLASS                                    FEBRUARY 28, 1998
------------------------------------     ----------------------------
Common Stock, $.01 par value             5,323,100
Common Stock Class B, $.01 per value     5,783,242

                         DOCUCORP INTERNATIONAL, INC.
                              TABLE OF CONTENTS
                                  FORM 10-Q
                              JANUARY 31, 1998


                        PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1. Financial Statements (Unaudited)

        Interim Consolidated Balance Sheets as of July 31, 1997 and
         January 31, 1998                                                    2

        Interim Consolidated Statements of Operations for the three
         and six month periods ended January 31, 1997 and 1998               3

        Interim Consolidated Statements of Cash Flows for the six
         months ended January 31, 1997 and 1998                              4

        Notes to interim consolidated financial statements                   5


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            9



                         PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18


Signatures                                                                   19

                         DOCUCORP INTERNATIONAL, INC.
                      INTERIM CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                        July 31,     January 31,      Pro Forma
                                                          1997           1998          (Note 6)
                                                      ------------   ------------      --------
ASSETS
 Current assets:
  Cash and cash equivalents                           $  2,869,458   $  2,394,501    $  2,394,501
  Accounts receivable, net of allowance
    of $525,000 and $700,000, respectively               9,010,784     10,044,321      10,044,321
  Current portion of deferred taxes                        380,925        649,068         649,068
  Income tax refund receivable                             503,888        530,928         530,928
  Other current assets                                     553,977      1,433,269       1,433,269
                                                      ------------   ------------    ------------
     Total current assets                               13,319,032     15,052,087      15,052,087

 Fixed assets, net of accumulated depreciation
   of $1,983,864 and $2,647,706, respectively            3,087,578      2,746,582       2,746,582
 Software, net of accumulated amortization of
   $5,397,344 and $5,500,312, respectively               7,408,113      7,220,282       7,220,282
 Deferred taxes                                          1,029,473        622,290         622,290
 Goodwill, net of accumulated amortization of
   $160,522 and $545,775, respectively                   7,544,535      6,887,282       6,887,282
 Other assets                                              309,434        315,702         315,702
                                                      ------------   ------------    ------------
                                                      $ 32,698,165   $ 32,844,225    $ 32,844,225
                                                      ------------   ------------    ------------
                                                      ------------   ------------    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Accounts payable                                    $  1,164,012   $    864,802    $    864,802
  Accrued liabilities:
    Accrued compensation                                 1,142,199      2,203,261       2,203,261
    Other                                                1,532,300      1,697,151       1,697,151
  Income taxes payable                                     412,000        290,978         290,978
  Current portion of long-term debt                        191,652        191,652         191,652
  Current portion of obligations under capital leases      454,199        220,134         220,134
  Deferred revenue                                       6,778,212      8,254,766       8,254,766
                                                      ------------   ------------    ------------
     Total current liabilities                          11,674,574     13,722,744      13,722,744

 Obligations under capital leases                           33,993              0               0
 Long-term debt                                          8,759,156      5,191,696       5,191,696
 Other long-term liabilities                               631,748        658,790         658,790

 Redeemable Class B common stock, 7,000,000 shares
   authorized at $.01 par value, 5,623,229,
   5,661,376 and 0 shares issued and outstanding at
   redemption value, respectively                       19,118,978     19,248,678               0
 Stockholders' deficit:
  Common stock, 50,000,000 shares authorized at $.01
    par value, 5,133,353, 5,190,371 and 10,851,747
    shares issued and outstanding, respectively             51,334         51,904         108,518
  Additional paid-in capital                             4,912,649      4,967,572      24,159,636
  Retained deficit                                     (12,413,092)   (10,925,984)    (10,925,984)
  Notes receivable from stockholders                       (71,175)       (71,175)        (71,175)
                                                      ------------   ------------    ------------
     Total stockholders' deficit                        (7,520,284)    (5,977,683)     13,270,995
                                                      ------------   ------------    ------------
                                                      $ 32,698,165   $ 32,844,225    $ 32,844,225
                                                      ------------   ------------    ------------
                                                      ------------   ------------    ------------

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         DOCUCORP INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three months ended           Six months ended
                                                              January 31,                  January 31,
                                                       -------------------------     -------------------------
                                                          1997          1998            1997           1998
                                                       ----------    -----------     ----------    -----------
REVENUES
 Professional services                                 $  175,786    $ 6,297,131     $  371,655    $12,985,141
 License                                                  817,283      2,244,526      1,860,970      3,820,343
 Maintenance and other recurring                        1,611,012      2,661,819      3,194,991      5,244,265
                                                       ----------    -----------     ----------    -----------
   Total revenues                                       2,604,081     11,203,476      5,427,616     22,049,749
                                                       ----------    -----------     ----------    -----------

EXPENSES
 Professional services                                    161,541      4,940,523        307,827      9,782,217
 Product development and support                        1,171,138      2,114,410      2,166,615      3,992,909
 Selling and marketing                                    344,173      1,479,333        749,413      2,874,433
 General and administrative                               298,680      1,285,438        763,588      2,657,301
                                                       ----------    -----------     ----------    -----------
   Total expenses                                       1,975,532      9,819,704      3,987,443     19,306,860
                                                       ----------    -----------     ----------    -----------
   Operating income                                       628,549      1,383,772      1,440,173      2,742,889
 Other income (expense), net                              110,424       (125,869)       205,740       (281,781)
                                                       ----------    -----------     ----------    -----------
   Income before income taxes                             738,973      1,257,903      1,645,913      2,461,108
 Provision for income taxes                               271,000        490,000        601,000        974,000
                                                       ----------    -----------     ----------    -----------
   Net income                                          $  467,973    $   767,903     $1,044,913    $ 1,487,108
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------

 Net income per share:
   Basic                                               $     0.07    $      0.15     $     0.16    $      0.29
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------
   Diluted                                             $     0.05    $      0.10     $     0.13    $      0.20
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------
 Weighted average shares outstanding
  used in the net income per share calculation:
   Basic                                                6,472,359      5,142,241      6,472,359      5,137,797
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------
   Diluted                                              8,542,284      7,382,596      8,355,453      7,297,770
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------
 Unaudited pro forma data (Note 5):
  Pro forma net income per share:
   Basic                                                             $      0.07                  $       0.14
                                                                     -----------                  ------------
                                                                     -----------                  ------------
   Diluted                                                           $      0.06                  $       0.11
                                                                     -----------                  ------------
                                                                     -----------                  ------------
 Pro forma weighted average shares
  outstanding used in the pro forma
  net income per share calculation:
   Basic                                                              10,784,503                    10,772,228
                                                                     -----------                    ----------
                                                                     -----------                    ----------
   Diluted                                                            13,024,857                    12,932,202
                                                                     -----------                    ----------
                                                                     -----------                    ----------

       SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         DOCUCORP INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six months ended
                                                                       January 31,
                                                                 -------------------------
                                                                    1997          1998
                                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $1,044,913    $ 1,487,108
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Stock option compensation expense                              24,499         10,515
      Depreciation                                                  196,483        732,710
      Amortization of capitalized software                          387,916        904,387
      Amortization of goodwill                                            0        385,253
      Tax benefit from utilization of net operating loss                  0        272,000
      Increase in allowance for doubtful accounts                         0        175,000
      Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                 1,185,387     (1,208,537)
       Increase in income tax refund receivable                           0        (27,040)
       Decrease in deferred tax assets                              100,101        139,040
       (Increase) decrease in other assets                           46,274       (885,560)
       Decrease in accounts payable                                (160,213)      (299,210)
       Increase (decrease) in accrued liabilities                  (274,147)     1,225,913
       Decrease in income taxes payable                            (476,748)      (121,022)
       Increase in deferred revenue                                 565,243      1,476,554
       Increase in deferred tax liabilities                         174,899              0
       Increase in other long-term liabilities                            0         27,042
                                                                 ----------    -----------
         Total adjustments                                        1,769,694      2,807,045
                                                                 ----------    -----------
         Net cash provided by operating activities                2,814,607      4,294,153
                                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of short-term investments, net                              2,333,924              0
 Purchase of fixed assets                                          (187,877)      (391,714)
 Development of software                                           (292,141)      (716,556)
                                                                 ----------    -----------
         Net cash provided by (used in) investing activities      1,853,906     (1,108,270)
                                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of debt                                                        0     (3,567,460)
 Principal payments under capital lease obligations                 (45,967)      (268,058)
 Proceeds from exercise of stock options                                  0        174,678
                                                                 ----------    -----------
         Net cash used in financing activities                      (45,967)    (3,660,840)
                                                                 ----------    -----------
Net increase (decrease) in cash and cash equivalents              4,622,546       (474,957)
Cash and cash equivalents at beginning of period                  1,909,016      2,869,458
                                                                 ----------    -----------
Cash and cash equivalents at end of period                       $6,531,562    $ 2,394,501
                                                                 ----------    -----------
                                                                 ----------    -----------

       SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         DOCUCORP INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of DocuCorp International, Inc. and its subsidiaries
(collectively, the "Company").

The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 1997. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - MERGER OF IMAGE SCIENCES AND FORMMAKER

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

The Merger was treated as an acquisition of FormMaker by Image Sciences; accordingly, the Merger transaction was recorded under the purchase method of accounting. For historical accounting purposes, Image Sciences is considered to be the acquiror in the Merger and purchase accounting is not required related to the conversion of Image Sciences common stock and preferred stock into Company common stock. The financial statements of Image Sciences are presented as the historical statements of the Company for periods prior to the Merger. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7,705,057 has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

The following unaudited pro forma information for the three and six month periods ended January 31, 1997 presents a summary of consolidated results of operations of Image Sciences and FormMaker as if the acquisition had occurred at the beginning of fiscal 1997. Such unaudited pro forma amounts are not necessarily indicative of what the actual results might have been had the Merger occurred at the beginning of fiscal 1997. The unaudited pro forma amounts exclude non-recurring charges recorded in the year ended July 31, 1997 for acquired in-process technology, compensation charges, and other Merger-related costs of $13,500,000, $7,649,740, and $228,115, respectively.

                                (UNAUDITED)            (UNAUDITED)
                             THREE MONTHS ENDED      SIX MONTHS ENDED
                              JANUARY 31, 1997       JANUARY 31, 1997
                             ------------------      ----------------
Revenues                         $9,739,000             $18,761,000
Net income                       $  386,000             $   700,000
Net income per share:
  Basic                          $      .04             $       .07
  Diluted                        $      .03             $       .05

                         DOCUCORP INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3 - LONG-TERM DEBT

In connection with the Merger, the Company assumed a $10,000,000 revolving credit facility with a bank which was guaranteed by Safeguard Scientifics, Inc. ("Safeguard"), FormMaker's largest stockholder. Effective September 1997, the revolving credit facility was renegotiated. The maximum amount available under this credit facility is $10,000,000, and repayment of $3,500,000 is guaranteed by Safeguard. Under the credit facility, the Company is required to maintain certain financial covenants. Amounts outstanding under this credit facility bear interest at variable rates determined by various provisions of the credit facility. These rates generally approximate or equal the bank's prime rate or the London Interbank Rate ("LIBOR").

NOTE 4 - NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board No. 15, "Earnings per Share" ("APB 15"), and makes them comparable to international EPS standards. The provisions and disclosure requirements for SFAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods. Accordingly, EPS data for all periods presented has been restated to reflect the computation of EPS in accordance with the provisions of SFAS 128.

The following table sets forth the basic and diluted net income per share computation for the three and six month periods ended January 31:

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JANUARY 31,               JANUARY 31,
                                            -----------------------   -----------------------
                                               1997         1998         1997         1998
                                            ----------   ----------   ----------   ----------
Net income                                  $  467,973   $  767,903   $1,044,913   $1,487,108
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
BASIC
Weighted average shares outstanding
 used in the basic net income per
 share calculation                           6,472,359    5,142,241    6,472,359    5,137,797
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
Basic net income per share                  $     0.07   $     0.15   $     0.16   $     0.29
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
DILUTED
Weighted average shares outstanding          6,472,359    5,142,241    6,472,359    5,137,797
Additional weighted average shares
 from assumed exercise of diluted
 stock options and warrants, net of
 shares to be repurchased with
 exercise proceeds                           2,069,925    2,240,355    1,883,094    2,159,973
                                            ----------   ----------   ----------   ----------
Weighted average shares outstanding
 used in the diluted net income per
 share calculation                           8,542,284    7,382,596    8,355,453    7,297,770
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
Diluted net income per share                $     0.05   $     0.10   $     0.13   $     0.20
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------

                         DOCUCORP INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5 - PRO FORMA NET INCOME PER SHARE

Pro forma basic and diluted net income per share has been computed in accordance with SFAS 128 using the weighted average number of common shares outstanding assuming that all shares of Class B common stock have been converted to shares of Common Stock as of the date of issuance. Class B shares automatically convert to Common Stock shares upon consummation of the Company's initial public offering (see note 9). In addition, pro forma diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period.

The following table sets forth the pro forma basic and diluted net income per share computation for the three and six month periods ended January 31:

                                                            THREE MONTHS     SIX MONTHS
                                                                ENDED           ENDED
                                                             JANUARY 31,     JANUARY 31,
                                                                1998            1998
                                                             -----------     -----------
Net income                                                   $   767,903     $ 1,487,108
                                                             -----------     -----------
                                                             -----------     -----------
BASIC
Weighted average shares outstanding used in
  the pro forma basic net income per share calculation        10,784,503      10,772,228
                                                             -----------     -----------
                                                             -----------     -----------
Pro forma basic net income per share                         $      0.07     $      0.14
                                                             -----------     -----------
                                                             -----------     -----------
DILUTED
Weighted average shares outstanding                           10,784,503      10,772,228
Additional weighted average shares from assumed
  exercise of diluted stock options and warrants, net
  of shares to be repurchased with exercise proceeds           2,240,354       2,159,974
                                                             -----------     -----------
Pro forma weighted average shares outstanding used in the
  pro forma diluted net income per share calculation          13,024,857      12,932,202
                                                             -----------     -----------
                                                             -----------     -----------
Pro forma diluted net income per share                       $      0.06     $      0.11
                                                             -----------     -----------
                                                             -----------     -----------

NOTE 6 - PRO FORMA BALANCE SHEET

All outstanding shares of Class B common stock will be converted on a one-for-one basis to Common Stock concurrent with the consummation of the Company's initial public offering. Accordingly, the pro forma balance sheet at January 31, 1998 gives effect to the conversion of the 5,661,376 shares of Class B common stock to 5,661,376 shares of Common Stock as if such conversion had occurred as of the balance sheet date.

NOTE 7 - MAJOR CUSTOMERS

For the three and six month periods ended January 31, 1998, one customer accounted for approximately $1.2 million and $2.7 million, respectively, of the Company's total revenues.

                         DOCUCORP INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 8 - STOCK SPLIT

In December 1997, the Company approved the declaration of a six-for-five stock split of the outstanding Common Stock and Class B common stock effected in the form of a dividend to stockholders of record as of December 9, 1997. Concurrently, the number of shares of Common Stock the Company is authorized to issue was increased from 20 million to 50 million shares. The financial statements have been adjusted retroactively for the six-for-five split.

NOTE 9 - SUBSEQUENT EVENTS

In February 1998, the Company entered into definitive agreements to acquire all of the capital stock of EZPower Systems, Inc. ("EZPower") and Maitland Software, Inc. ("Maitland"). EZPower develops, markets and supports document management software products. The Company will issue 650,000 shares of Common Stock, repay $2.5 million of EZPower's indebtedness and pay certain contingent cash consideration based on future performance. For the year ended December 31, 1997, EZPower had revenues of approximately $500,000 and a net loss of $2.0 million. Maitland has developed and recently commenced marketing the TRANSIT software product. This product is a data acquisition and transmittal program which allows users the ability to more easily interface with document printing and publishing software. The Company will issue 170,000 shares of Common Stock as consideration for the acquisition of Maitland, subject to certain repurchase options by the Company. As a development stage company, the historical results of Maitland and its tangible net assets are not significant. Both acquisitions are scheduled to close in March 1998 and will be accounted for under the purchase method of accounting.

The Company has initiated an initial public offering ("IPO") in the form of a rights offering to Safeguard stockholders. The Company's Registration Statement on Form S-1 (File No. 333-44427) with respect to the IPO was declared effective on February 24, 1998. The Company's when-issued Common Stock, and rights to purchase Common Stock, began trading on the NASDAQ National Market under the symbols DOCCV and DOCCR, respectively, on February 25, 1998. The Company is offering to sell 4,000,000 shares of Common Stock at a per share price of $5.00. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, will be approximately $17.6 million. Selling stockholders are also selling 2,820,000 shares at a per share price of $5.00. The Company will not receive any proceeds from the sale of shares by the selling stockholders. The offering is expected to close and funding to the Company is expected to occur in early April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION CONTAINED HEREIN MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH INCLUDE BUT ARE NOT LIMITED TO THE RISK OF COMPETITIVE PRESSURES, FAILURE TO ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS, LOSS OF SIGNIFICANT CUSTOMERS OR DISTRIBUTORS, AND THE OTHER RISK FACTORS AND CAUTIONARY STATEMENTS LISTED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING BUT NOT LIMITED TO, THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NO. 333-44427). ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q AND ALL SUBSEQUENT ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.

OVERVIEW

The Company develops, markets and supports a portfolio of open-architecture, enterprise-wide document automation software products that enable its customers to produce complex, high volume, customized documents. In addition, the Company provides document automation consulting and systems integration services through a 145-person service organization. The Company also provides document processing and printing services which utilize the Company's software to provide solutions for handling high volume, complex print, finish and mailing for customers who outsource this activity.

The Company was formed in connection with the Merger. The Merger was treated as an acquisition of FormMaker by Image Sciences, and accordingly the Merger transaction was recorded under the purchase method of accounting. The accompanying interim consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997. Due to the lack of comparability of the results of operations for periods prior to and subsequent to the Merger, supplemental analysis of unaudited pro forma combined statement of operations information of the Company has been included in the accompanying analysis.

The Company derives its revenues from license fees, recurring maintenance fees, and professional services fees related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, print outsourcing, contract programming, and education services.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected data of the Company expressed as a percentage of total revenues for the periods indicated:

                                           (unaudited)           (unaudited)
                                       Three months ended     Six months ended
                                           January 31,           January 31,
                                       -------------------   ------------------
                                         1997       1998       1997      1998
                                       --------   --------   --------  --------
REVENUES
 Professional services                     7%        56%         7%       59%
 License                                  31         20         34        17
 Maintenance and other recurring          62         24         59        24
                                        ----       ----       ----      ----
   Total revenues                        100        100        100       100
                                        ----       ----       ----      ----

EXPENSES
 Professional services                     6         44          6        45
 Product development and support          45         19         40        18
 Selling and marketing                    13         13         14        13
 General and administrative               12         12         14        12
                                        ----       ----       ----      ----
   Total expenses                         76         88         74        88
                                        ----       ----       ----      ----
   Operating income                       24         12         26        12
 Other income (expense), net               4         (1)         4        (1)
                                        ----       ----       ----      ----
   Income before income taxes             28         11         30        11
 Provision for income taxes               10          4         11         4
                                        ----       ----       ----      ----
   Net income                             18%         7%        19%        7%
                                        ----       ----       ----      ----
                                        ----       ----       ----      ----

THREE AND SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JANUARY 31, 1998

REVENUES

The inclusion of FormMaker's results for the three and six months ended January 31, 1998 was primarily responsible for the 330% and 306% increase in total revenues, respectively. Professional services revenues increased significantly due to the inclusion of FormMaker services in the three and six months ended January 31, 1998. License revenues increased 175% and 105% due to the inclusion of FormMaker's license revenues. For the three and six months ended January 31, 1998, maintenance and other recurring revenues increased 65% and 64%, respectively, as a result of an increased customer base for DocuFlex and inclusion of the customer base of the Document Automation Platform ("DAP") product line.

Backlog for the Company's products and services of approximately $28.9 million as of January 31, 1998, of which approximately $20.7 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis.

The estimated future revenue with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

A subsidiary of the Company distributes the line of DAP software products, which was acquired by the Company in connection with the Merger, to the insurance industry in North America through Policy Management Systems Corporation ("PMSC"). A substantial portion of the subsidiary's revenues are generated from a marketing agreement with PMSC under which the subsidiary has granted PMSC the exclusive third-party right to market the DAP software in the property/casualty and life insurance industries. Pro forma revenues from PMSC under this agreement for the year ended July 31, 1997, and revenues for the three and six months ended January 31, 1998 were approximately $10.3 million, $1.4 million, and $3.2 million, respectively. PMSC can terminate the marketing agreement by providing 90 days' prior written notice. Unless terminated at an earlier date, the Company intends to allow the marketing agreement to expire on December 31, 1999. Upon expiration or termination of the marketing agreement, the Company will receive no revenues from new licenses sold through PMSC, and maintenance revenues from PMSC-sourced licensees will be eliminated over a two-year period.

In addition, PMSC has provided notice of termination of a print outsourcing agreement, effective June 1998. Revenues from PMSC on a pro forma basis under this agreement for the year ended July 31, 1997, and revenues for the three and six months ended January 31, 1998 were approximately $5.3 million, $1.3 million, and $3.0 million, respectively. Although print outsourcing revenues will experience a short-term decline, the Company does not anticipate any meaningful reduction in operating income as a result of such termination.

The Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. The majority of the $4.8 and $9.5 million increase for the three and six months ended January 31, 1998, respectively, from the comparable prior year period, is due to the inclusion of FormMaker personnel and related expenses. For the three and six months ended January 31, 1998, postage and supplies expense of approximately $1.2 million and $2.5 million, respectively, for print outsourcing services also contributed to the increase. For the three months ended January 31, 1997 and 1998, professional services expense represented 92% and 78% of professional services revenues, respectively, and 83% and 75% of professional services revenues for the six months ended January 31, 1997 and 1998, respectively. The decrease in cost as a percentage of professional services revenues is primarily due to economies of scale of the expanded services operations, higher profit margins earned under a short-term print outsourcing agreement, and improved margins due to a smaller percentage of services business being generated through third-party distributors. The Company expects professional services expense to increase, in order to meet additional resource requirements as professional services revenues increase.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software costs, customer support, and other product support costs. For the three and six months ended January 31, 1998, product development and support expense increased 81% and 84%, respectively, from the comparable prior year period, largely due to development efforts related to operations acquired in the Merger. The Company intends to accelerate development efforts, including the integration of existing products with the Internet to provide an enterprise-wide Internet solution, further development of systems for use in industries such as utility and financial services, and development of new software products utilizing object-oriented technology, and with respect to support of its existing product lines. Accordingly, expenditures in this area are expected to increase.

Current versions of the Company's products are designed to be "Year 2000" compliant. The Company is in the process of determining the extent to which the customized implementations of its software products are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in any material adverse impact on the Company's business or financial condition. No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

SELLING AND MARKETING EXPENSE

Selling and marketing expense increased 330% and 284% for the three and six months ended January 31, 1998, respectively, from the comparable prior year period. The increase in selling and marketing expense is primarily the result of inclusion of operations acquired in the Merger and increased commissions. Sales commissions increased due to additional revenues and a new fiscal 1998 sales compensation plan that has been expanded to provide compensation on all revenue types.

GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended January 31, 1998, general and administrative expense increased 330% and 248%, respectively, from the comparable prior year period. The increased expense for the fiscal 1998 period resulted from inclusion of operations acquired in the Merger and goodwill amortization as a result of the Merger.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased 214% and 237%, respectively, for the three and six months ended January 31, 1998, from the comparable prior year period, due to a decrease in interest income and a significant increase in interest expense. Interest income decreased as a result of an $8.0 million cash distribution to stockholders and certain option holders in connection with the Merger. Interest expense increased significantly due to the assumption of debt and capitalized leases in connection with the Merger.

PROVISION FOR INCOME TAXES

Effective tax rates for the three months ended January 31, 1997 and 1998 were approximately 37% and 39%, respectively, and 37% and 40%, for the six months ended January 31, 1997 and 1998, respectively. The increase was due to the non-deductibility of goodwill amortization related to the Merger. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three and six months ended January 31, 1997 and 1998.

NET INCOME

Net income increased 64% and 42%, respectively, for the three and six months ended January 31, 1998 from the comparable prior year period. The increase in net income for these periods was primarily the result of significant increase in revenues.

UNAUDITED INTERIM PRO FORMA COMBINED OPERATING RESULTS OF THE COMPANY

The following is a supplemental comparison of the unaudited interim pro forma combined operating results of the Company assuming the acquisition of FormMaker occurred on August 1, 1996. The supplemental information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from the interim consolidated financial statements of the Company and the interim consolidated financial statements of FormMaker. For periods prior to May 15, 1997, the Company, Image Sciences, and FormMaker were not under common control or management and, as a result, the selected unaudited interim pro forma combined financial information is not necessarily indicative of or comparable to the operating results that would have occurred had the Merger occurred as of or at the beginning of the period presented or that will occur in the future.

                                            Three months ended          Six months ended
                                                January 31,                January 31,
                                          ---------------------      ---------------------
                                            1997         1998          1997         1998
                                          Pro Forma     Actual       Pro Forma     Actual
                                          ---------    --------      ---------    --------
                                                           (IN THOUSANDS)
REVENUES
 Professional services                     $4,935       $ 6,297       $ 9,457      $12,985
 License                                    2,541         2,245         4,868        3,821
 Maintenance and other recurring            2,263         2,662         4,436        5,244
                                           ------       -------       -------      -------
   Total revenues                           9,739        11,204        18,761       22,050
                                           ------       -------       -------      -------

EXPENSES
 Professional services                      4,448         4,941         7,928        9,782
 Product development and support            1,605         2,114         3,231        3,993
 Selling, general and administrative        2,909         2,765         6,000        5,532
                                           ------       -------       -------      -------
   Total expenses                           8,962         9,820        17,159       19,307
                                           ------       -------       -------      -------
   Operating income                           777         1,384         1,602        2,743
 Other expense, net                          (169)         (126)         (301)        (282)
                                           ------       -------       -------      -------
   Income before income taxes                 608         1,258         1,301        2,461
 Provision for income taxes                   222           490           601          974
                                           ------       -------       -------      -------
   Net income                              $  386       $   768       $   700      $ 1,487
                                           ------       -------       -------      -------
                                           ------       -------       -------      -------

                                          Three months ended      Six months ended
                                              January 31,            January 31,
                                          ------------------     ------------------
                                             1997      1998         1997      1998
                                          Pro Forma   Actual     Pro Forma   Actual
                                          ---------   ------     ---------   ------
                                               (AS A PERCENT OF TOTAL REVENUES)
REVENUES
  Professional services                       51%       56%          50%       59%
  License                                     26        20           26        17
  Maintenance and other recurring             23        24           24        24
                                             ---       ---          ---       ---
    Total revenues                           100       100          100       100
                                             ---       ---          ---       ---
EXPENSES
  Professional services                       46        44           42        45
  Product development and support             16        19           17        18
  Selling, general and administrative         30        25           32        25
                                             ---       ---          ---       ---
    Total expenses                            92        88           91        88
                                             ---       ---          ---       ---
    Operating income                           8        12            9        12
  Other expense, net                          (2)       (1)          (2)       (1)
                                             ---       ---          ---       ---
    Income before income taxes                 6        11            7        11
                                             ---       ---          ---       ---
  Provision for income taxes                   2         4            3         4
                                             ---       ---          ---       ---
    Net income                                 4%        7%           4%        7%
                                             ---       ---          ---       ---
                                             ---       ---          ---       ---

THREE AND SIX MONTHS ENDED JANUARY 31, 1997 (ON A PRO FORMA BASIS) COMPARED TO THREE AND SIX MONTHS ENDED JANUARY 31, 1998

REVENUES

Total revenues for the three and six months ended January 31, 1998 increased 15% and 18%, respectively, compared to pro forma total revenues for the three and six months ended January 31, 1997. Professional services revenues increased primarily due to several print outsourcing contracts and penetration into the utility industry during fiscal 1998. License revenues decreased 12% and 22%, respectively, in the three and six months ended January 31, 1998 due to a decrease in license revenues generated through PMSC, which was partially offset by an increase in license revenues from the utility industry. Maintenance and other recurring revenues increased 18% in both these periods due to an increase in the Company's installed base of customers.

PROFESSIONAL SERVICES EXPENSE

Professional services expense increased 11% and 23% for the three and six months ended January 31, 1998, respectively, compared to pro forma expense for the prior year periods. The majority of the increase is due to additional costs, mainly personnel, travel, and direct costs related to the print outsourcing business, associated with the increase in professional services revenues. Professional services expense, on a pro forma basis, represented 90% and 84% of the pro forma professional services revenues for the three and six months ended January 31, 1997, respectively, and 78% and 75% for the three and six months ended January 31, 1998, respectively. The decrease in cost as a percentage of pro forma professional services revenues was primarily due to economies of scale of the expanded operations, the generation of a smaller percentage of business through third-party distributors, and higher profit margins earned under a short-term print outsourcing contract.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

For the three and six months ended January 31, 1998, product development and support expense increased 32% and 24%, respectively, from the pro forma expense of the prior year periods. As a percent of pro forma revenues, product development and support expense increased from 16% to 19% for the three months ended January 31, 1998, and increased from 17% to 18% for the six months ended January 31, 1998, as the combined companies continued to commit significant resources to development efforts, including the integration of existing products with the Internet to provide an enterprise-wide Internet solution, further development of systems for use in industries such as utility and financial services, and development of new software products utilizing object-oriented technology, and to support their existing product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended January 31, 1998, selling, general and administrative expense decreased 5% and 8%, respectively, compared to pro forma expense of the prior year periods. As a percentage of pro forma revenues, these expenses decreased from 30% to 25% for the three months ended January 31, 1997 and 1998, respectively, and from 32% to 25% for the six months ended January 31, 1997 and 1998, respectively. The majority of the decrease is due to the elimination of certain financial and executive level personnel as a result of the Merger and decreased commissions due to third parties because a smaller percentage of revenues were generated through third party distributors.

PROVISION FOR INCOME TAXES

The pro forma effective tax rates for the three and six months ended January 31, 1997, were 37% and 46%, respectively, and 39% and 40% for the three and six months ended January 31, 1998, respectively. These rates differ from the federal statutory rate because a portion of goodwill amortization is not deductible for federal income tax purposes.

NET INCOME

For the three and six months ended January 31, 1998, net income increased 99% and 112%, respectively, compared to prior year pro forma net income due to the increase in revenue, partially offset with an increase in expense.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $2.4 million. The Company has initiated an IPO in the form of a rights offering to Safeguard stockholders. Net proceeds to the Company from this offering, after deduction of the underwriting discount and estimated IPO expenses, will be approximately $17.6 million. $8.0 million was available under the Company's $10.0 million revolving credit facility at January 31, 1998.

Cash and cash equivalents for the six months ended January 31, 1998 decreased $475,000 due primarily to repayment of debt and continued development and enhancement efforts of the Company's product offerings. Cash flows from operating activities were $4.3 million as the result of profitable operations and various other cash and non-cash operating activities. Cash flows from investing activities used $1.1 million in cash for development of software and purchase of fixed assets. Cash flows from financing activities used $3.7 million in cash principally for repayment of debt.

Working capital was $1.3 million at January 31, 1998, compared with $1.6 million at July 31, 1997. The decrease in working capital is primarily due to repayments made on the Company's long-term revolving credit facility.

In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. At January 31, 1998, borrowings under this credit facility totaled $2.0 million bearing interest at a rate of 8.5%.

The credit facility was renegotiated in September 1997. Under the new agreement, $3.5 million bears interest at the bank's prime rate less 0.25%, or 8.25% as of January 31, 1998. The remaining $6.5 million bears interest at the bank's prime rate of 8.50% as of January 31, 1998 and is collateralized by substantially all of the Company's assets. Approximately $6.5 million of the credit facility may be converted in September 1998 into a term loan provided that the Company has given the bank thirty days' written notice and is not in default. The principal balance of the term loan is payable in twenty-four monthly installments. The $3.5 million portion of the credit facility is due and payable in March 1999. Borrowings under the credit facility are utilized primarily for working capital.

In addition, stockholders loaned the Company $3.0 million in the form of subordinated notes concurrent with the Merger. The notes bear interest at prime plus 1.0%, or 9.5% as of January 31, 1998, and are due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13.0 million and May 15, 2000. The notes are unsecured obligations of the Company and are subordinated to all senior debt.

In connection with the Merger, the Company assumed two notes payable to Safeguard, in the original amounts of $350,000 and $275,000. Monthly principal payments aggregating approximately $16,000 plus accrued interest are due for thirty-six months commencing February 1, 1997. These notes bear interest at prime plus 1.0%, or 9.5% as of January 31, 1998.

The Company's liquidity needs will arise primarily from funding the continued development, enhancement, and support of its software offerings, and the selling and marketing costs associated principally with continued entry into new vertical and international markets. The Company's business is not capital intensive and capital expenditures in any given year are ordinarily not significant.

The Company currently anticipates that amounts available under its existing credit facility, cash generated from operations and existing cash balances together with proceeds received by the Company from its current offering will be sufficient to satisfy its operating cash needs for at least twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions relating to capital structure for the year ending July 31, 1998, if applicable, and the provisions of the other pronouncements, if applicable, for the year ending July 31, 1999. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position No. 91-1, "Software Revenue Recognition."
SOP 97-2 is effective for transactions entered into in fiscal years beginning after

December 15, 1997. The Company believes the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of the holders of a majority of the shares of the Company's common stock, on January 15 and 16, 1998, the Company amended its certificate of incorporation to (i) change the Company's name from DocuCorp, Inc. to DocuCorp International, Inc., (ii) change the name of the "Class A Common Stock" to "Common Stock", (iii) increase the authorized Common Stock to 50 million shares and (iv) eliminate the right of stockholders in the future to take action by written consent.

ITEM 5. OTHER INFORMATION

On March 4, 1998, Policy Management Systems Corp. ("PMSC") brought a lawsuit in the United States District Court, District of South Carolina, against the Company and its FormMaker subsidiary. The lawsuit alleges that FormMaker has breached the marketing agreement pursuant to which PMSC distributes
FormMaker's software product to the insurance industry. The lawsuit further alleges that the Company has engaged in unfair trade practices, tortious interference with PMSC's contractual relations, breach of contract and other forms of alleged misconduct relating to PMSC's contract with FormMaker. PMSC seeks unspecified damages, including punitive damages and to enjoin certain marketing of the DAP product by the Company and FormMaker. The Company believes the claims are without merit, intends to vigorously contest such claims, and believes that the resolution of such claims shall not have a material adverse affect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         11. Computation of Earnings Per Share.

         27. Financial Data Schedule (for EDGAR filing purposes only).

     (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed by the Registrant during the three months ended January 31, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   DocuCorp International, Inc.
-----------------------------------
         (Registrant)


/s/  Todd Rognes                                  Date: March 11, 1998
-----------------------------------                    ----------------------
Senior Vice President, Finance
(Duly Authorized Officer and
Principal Financial Officer)