Form 10-Q
period 1998-04-30
DOCUCORP INC
filed 1998-06-15
CIK 1033864

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____________  to _____________


Commission File Number: 00-1033864
                        ----------


                         DocuCorp International, Inc.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Delaware                                     75-2690838
  -------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    identification number)



  5910 North Central Expressway, Suite 800, Dallas, Texas         75206
  ------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


                                (214) 891-6500
              -------------------------------------------------
             (Registrant's telephone number including area code)



  ------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Number of shares outstanding
        Title of each class:                   as of April 30, 1998:
        Common Stock, $.01 par value                16,380,229

                         DOCUCORP INTERNATIONAL, INC.
                               TABLE OF CONTENTS
                                   FORM 10-Q
                                APRIL 30, 1998


                        PART I - FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of April 30, 1998 and July 31, 1997    2

         Interim Consolidated Statements of Operations for the three
          and nine months ended April 30, 1998 and 1997                        3

         Interim Consolidated Statements of Cash Flows for the nine
          months ended April 30, 1998 and 1997                                 4

         Notes to Interim Consolidated Financial Statements                    5


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8


                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Exhibits and Reports on Form 8-K                                     16


Signatures                                                                    17

                         DOCUCORP INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               April 30,         July 31,
                                                                 1998              1997
                                                               ---------         --------
ASSETS
   Current assets:

     Cash and cash equivalents                               $ 15,592,699     $  2,869,458
     Accounts receivable, net of allowance
      of $1,050,000 and $525,000, respectively                 10,319,589        9,010,784
     Other current assets                                       2,140,944        1,438,790
                                                             ------------     ------------
        Total current assets                                   28,053,232       13,319,032

   Fixed assets, net of accumulated depreciation
    of $2,956,760 and $1,983,864, respectively                  2,864,395        3,087,578
   Software, net of accumulated amortization of $6,585,202
    and $5,397,344, respectively                                8,153,018        7,408,113
   Goodwill, net of accumulated amortization of $783,593
    and $160,522, respectively                                 11,695,243        7,544,535
   Other assets                                                   945,863        1,338,907
                                                             ------------     ------------
                                                             $ 51,711,751     $ 32,698,165
                                                             ------------     ------------
                                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:

     Accounts payable                                        $  1,568,760     $  1,164,012
     Accrued liabilities                                        4,823,078        2,674,499
     Deferred revenue                                           7,897,455        6,778,212
     Other current liabilities                                    245,363        1,057,851
                                                             ------------     ------------
        Total current liabilities                              14,534,656       11,674,574

   Long-term debt                                                  28,897        8,793,149
   Other long-term liabilities                                    664,808          631,748

   Redeemable Class B common stock, 7,000,000 shares
    authorized at $.01 par value, 0 and 5,623,229 shares
    issued and outstanding at redemption value,
    respectively                                                        0       19,118,978

   Stockholders' equity (deficit):

     Common stock, 50,000,000 shares authorized at $.01 par
      value, 16,380,229 and 5,133,353 shares issued and
      outstanding, respectively                                   163,802           51,334
     Additional paid-in capital                                46,499,885        4,912,649
     Retained deficit                                         (10,114,872)     (12,413,092)
     Notes receivable from stockholders                           (65,425)         (71,175)
                                                             ------------     ------------
        Total stockholders' equity (deficit)                   36,483,390       (7,520,284)
                                                             ------------     ------------
                                                             $ 51,711,751     $ 32,698,165
                                                             ------------     ------------
                                                             ------------     ------------

       SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                           DOCUCORP INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three months ended                  Nine months ended
                                                               April 30,                           April 30,
                                                      ---------------------------        ---------------------------
                                                          1998            1997               1998            1997
                                                      ------------    -----------        ------------    -----------
REVENUES
  Professional services                               $  6,010,710    $   129,771        $ 18,995,851    $   501,427
  License                                                2,515,007      1,034,985           6,335,350      3,077,834
  Maintenance and other recurring                        2,779,624      1,669,321           8,023,889      4,879,971
                                                      ------------    -----------        ------------    -----------
     Total revenues                                     11,305,341      2,834,077          33,355,090      8,459,232
                                                      ------------    -----------        ------------    -----------

EXPENSES
  Professional services                                  4,505,573        127,902          14,287,790        409,677
  Product development and support                        2,370,249        969,799           6,363,158      3,001,115
  Selling, general and administrative                    2,997,211        905,058           8,528,945      2,776,948
                                                      ------------    -----------        ------------    -----------
     Total expenses                                      9,873,033      2,002,759          29,179,893      6,187,740
                                                      ------------    -----------        ------------    -----------
     Operating income                                    1,432,308        831,318           4,175,197      2,271,492
  Other income (expense), net                              (58,196)       125,375            (339,977)       331,114
                                                      ------------    -----------        ------------    -----------
     Income before income taxes                          1,374,112        956,693           3,835,220      2,602,606
  Provision for income taxes                               563,000        349,000           1,537,000        950,000
                                                      ------------    -----------        ------------    -----------
     Net income                                       $    811,112    $   607,693        $  2,298,220    $ 1,652,606
                                                      ------------    -----------        ------------    -----------
                                                      ------------    -----------        ------------    -----------

  Net income per share:
    Basic                                             $       0.07    $      0.09        $       0.20    $      0.26
                                                      ------------    -----------        ------------    -----------
                                                      ------------    -----------        ------------    -----------
    Diluted                                           $       0.05    $      0.07        $       0.17    $      0.19
                                                      ------------    -----------        ------------    -----------
                                                      ------------    -----------        ------------    -----------
Weighted average shares outstanding
 used in the net income per share
 calculation:
    Basic                                               12,382,391      6,479,529          11,308,949      6,474,749
                                                      ------------    -----------        ------------    -----------
                                                      ------------    -----------        ------------    -----------
    Diluted                                             15,022,752      9,195,258          13,629,052      8,635,388
                                                      ------------    -----------        ------------    -----------
                                                      ------------    -----------        ------------    -----------

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         DOCUCORP INTERNATIONAL, INC.
                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Nine months ended
                                                                             April 30,
                                                                    ---------------------------
                                                                        1998            1997
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $  2,298,220   $  1,652,606
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Stock option compensation expense                                   15,698         36,303
      Depreciation                                                     1,142,098        271,545
      Amortization of capitalized software                             1,324,292        560,282
      Amortization of goodwill                                           623,071              0
      Tax benefit from utilization of net operating loss                 272,000              0
      Increase in allowance for doubtful accounts                        503,806         36,011
      Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                     (1,727,832)     1,501,888
       (Increase) decrease in other assets                              (188,800)        81,970
       Increase in accounts payable                                      326,440          1,413
       Increase in accrued liabilities                                 1,888,919         38,674
       Increase in deferred revenue                                    1,088,579        427,023
       Decrease in other liabilities                                    (268,936)       (83,526)
                                                                    ------------   ------------
        Total adjustments                                              4,999,335      2,871,583
                                                                    ------------   ------------
        Net cash provided by operating activities                      7,297,555      4,524,189
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of short-term investments, net                                           0      4,333,924
 Purchase of fixed assets                                               (747,647)      (246,472)
 Development of software                                              (1,069,197)      (439,062)
 Net cash acquired from business combination                             101,657              0
                                                                    ------------   ------------
        Net cash provided by (used in) investing activities           (1,715,187)     3,648,390
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of debt, net                                              (11,877,132)             0
 Principal payments under capital lease obligations                     (323,936)       (45,967)
 Net proceeds from issuance of stock                                  18,572,565              0
 Proceeds from exercise of stock options                                 763,626          1,576
 Proceeds from repayment of note receivable from stockholders              5,750              0
                                                                    ------------   ------------
        Net cash provided by (used in) financing activities            7,140,873        (44,391)
                                                                    ------------   ------------
Net increase in cash and cash equivalents                             12,723,241      8,128,188
Cash and cash equivalents at beginning of period                       2,869,458      1,909,016
                                                                    ------------   ------------
Cash and cash equivalents at end of period                          $ 15,592,699   $ 10,037,204
                                                                    ------------   ------------
                                                                    ------------   ------------

                 See non-cash activities disclosed in Note 6.

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

The following unaudited pro forma information for the three and nine months ended April 30, 1997 presents a summary of consolidated results of operations of Image Sciences and FormMaker as if the acquisition had occurred at the beginning of fiscal 1997. Such unaudited pro forma amounts are not necessarily indicative of what the actual results might have been had the Merger occurred at the beginning of fiscal 1997. The unaudited pro forma amounts exclude non-recurring charges recorded in the year ended July 31, 1997 for acquired in-process technology, compensation charges, and other Merger-related costs of $13,500,000, $7,649,740, and $228,115, respectively.

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                           APRIL 30, 1997       APRIL 30, 1997
                                            (UNAUDITED)           (UNAUDITED)
                                         ------------------   -----------------
Revenues                                     $9,255,000           $28,016,000
Net income                                   $  325,000           $ 1,025,000
Net income per share:
    Basic                                    $     0.03           $      0.10
    Diluted                                  $     0.03           $      0.08

                         DOCUCORP INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 - NET INCOME PER SHARE

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

Concurrent with the completion of the Company's initial public offering ("IPO"), all outstanding shares of Class B common stock were converted into shares of Common Stock on a one-for-one basis (see Note 5). Basic net income per share has been computed using the weighted average number of common shares outstanding assuming the conversion of Class B common stock occurred as of the date of issuance. Diluted net income per share has been computed using the weighted average number of common shares and dilutive potential common shares outstanding assuming the conversion of Class B common stock occurred as of the date of issuance. Due to the adoption of SFAS 128 and the conversion feature of Class B common stock to Common Stock, which conversion occurred during the quarter ended April 30, 1998, the historical basic and diluted calculation will include the conversion of Class B common stock as of the date of issuance which was previously reported in a pro forma computation.

The following table sets forth the unaudited basic and diluted net income per share computations for the periods indicated:

                                                      Three months ended            Nine months ended
                                                           April 30,                    April 30,
                                                  -------------------------    -------------------------
                                                      1998          1997           1998          1997
                                                  -----------    ----------    -----------    ----------
Net income                                        $   811,112    $  607,693    $ 2,298,220    $1,652,606
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------
BASIC
Weighted average shares outstanding
    used in the basic net income per
    share calculation                              12,382,391     6,479,529     11,308,949     6,474,749
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------
Basic net income per share                        $      0.07    $     0.09    $      0.20    $     0.26
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------
DILUTED
Weighted average shares outstanding                12,382,391     6,479,529     11,308,949     6,474,749
Additional weighted average shares
    from assumed exercise of dilutive
    stock options and warrants, net of
    shares to be repurchased with
    exercise proceeds                               2,640,361     2,715,729      2,320,103     2,160,639
                                                  -----------    ----------    -----------    ----------
Weighted average shares outstanding
    used in the diluted net income per
    share calculation                              15,022,752     9,195,258     13,629,052     8,635,388
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------
Diluted net income per share                      $      0.05    $     0.07    $      0.17    $     0.19
                                                  -----------    ----------    -----------    ----------
                                                  -----------    ----------    -----------    ----------

                         DOCUCORP INTERNATIONAL, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 - STOCK SPLIT

In December 1997, the Company approved the declaration of a six-for-five stock split of the outstanding Common Stock and Class B common stock effected in the form of a dividend to stockholders of record as of December 9, 1997. Concurrently, the number of shares of Common Stock the Company is authorized to issue was increased from 20 million to 50 million shares. The financial statements have been adjusted retroactively for the six-for-five stock split.

NOTE 5 - INITIAL PUBLIC OFFERING

The Company completed an IPO in the form of a rights offering to Safeguard Scientifics, Inc. ("Safeguard") stockholders in April 1998. The Company's Registration Statement on Form S-1 (File No. 333-44427) with respect to the IPO was declared effective on February 24, 1998. The Company's Common Stock began trading on the NASDAQ National Market under the symbol DOCC on April 6, 1998. The Company sold 4,000,000 shares of Common Stock at a per share price of $5.00. Net proceeds to the Company, after deduction of the underwriting discount and estimated IPO expenses, were approximately $18.5 million. Selling stockholders sold 3,460,000 shares at a per share price of $5.00. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Concurrent with the completion of the IPO, the Company used approximately $6.4 million of the net proceeds to repay (i) approximately $3.0 million due under the Company's line of credit with NationsBank, N.A.,
(ii) approximately $3.1 million due pursuant to three subordinated notes to Safeguard, Technology Leaders II, and TL Ventures Third Corp. which were due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13.0 million or May 15, 2000, and (iii) approximately $336,000 due to Safeguard pursuant to two notes assumed by the Company in connection with the Merger.

NOTE 6 - ACQUISITIONS

On March 31, 1998, the Company completed the acquisitions of EZPower Systems, Inc. ("EZPower") and Maitland Software, Inc. ("Maitland"). EZPower develops, markets, and supports flexible Internet and client/server solutions for document management, workflow, and web content management software products. The Company acquired all of the outstanding capital stock of EZPower in exchange for 650,000 shares of the Company's Common Stock, repayment of approximately $2.5 million of EZPower's indebtedness, and payment of certain contingent cash consideration based on future performance. Maitland has developed and recently commenced marketing the TRANSIT software product. This product is a data acquisition and transformation program which allows users the ability to more easily interface existing applications and databases with document printing and publishing software. The Company issued 170,000 shares of its Common Stock as consideration for the Maitland acquisition. The Company has the right to repurchase up to 100,000 of those shares based upon cumulative licensing and maintenance of the TRANSIT software product for the 42 months ending July 31, 2001. Both acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of EZPower and Maitland for all periods subsequent to the acquisition date are included in the unaudited interim consolidated financial statements. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,466,554 and $579,225 related to the acquisitions of EZPower and Maitland, respectively, has been recorded as goodwill and is being amortized on a straight-line basis over eight years.

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

OVERVIEW

The Company markets a portfolio of open-architecture, enterprise-wide document automation software products that enable its customers to create, publish, manage, and archive complex, high-volume, individualized documents. The Company also provides document automation consulting, application integration, and document processing, printing, and mailing services. The Company has an installed base of more than 700 customers, including many of the largest insurance, utility, financial services, higher education, and telecommunications organizations.

The Company was formed in connection with the Merger. The Merger was treated as an acquisition of FormMaker by Image Sciences, and accordingly the Merger transaction was recorded under the purchase method of accounting. The accompanying interim consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997. Due to the lack of comparability of the results of operations for periods prior to and subsequent to the Merger, supplemental analysis of unaudited pro forma combined statements of operations information of the Company has been included in the accompanying analysis.

In March 1998, the Company acquired all of the capital stock of EZPower and Maitland. EZPower develops, markets, and supports document management software products. Maitland has developed the TRANSIT software product which is a data acquisition and transformation program which allows users the ability to more easily interface existing applications and databases with document printing and publishing software. Both of these acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of EZPower and Maitland for all periods subsequent to the acquisition date are included in the accompanying unaudited interim consolidated financial statements. The inclusion of the operating results of EZPower and Maitland from the acquisition date is not material to the overall operations of the Company; therefore, the historical results have been excluded from the supplemental analysis of unaudited pro forma combined statements of operations information of the Company in the accompanying analysis.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                   Three months ended             Nine months ended
                                                        April 30,                     April 30,
                                                       (Unaudited)                   (Unaudited)
                                                   -------------------           -------------------
                                                   1998           1997           1998           1997
                                                   ----           ----           ----           ----
REVENUES
 Professional services                               53%             5%            57%             6%
 License                                             22             36             19             36
 Maintenance and other recurring                     25             59             24             58
                                                   ----           ----           ----           ----
   Total revenues                                   100            100            100            100
                                                   ----           ----           ----           ----

EXPENSES
 Professional services                               40              5             43              5
 Product development and support                     21             34             19             35
 Selling, general and administrative                 26             32             26             33
                                                   ----           ----           ----           ----
   Total expenses                                    87             71             88             73
                                                   ----           ----           ----           ----
   Operating income                                  13             29             12             27
 Other income (expense), net                         (1)             4             (1)             4
                                                   ----           ----           ----           ----
   Income before income taxes                        12             33             11             31
 Provision for income taxes                           5             12              4             11
                                                   ----           ----           ----           ----
   Net income                                         7%            21%             7%            20%
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----

THREE AND NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED APRIL 30, 1997

REVENUES

The inclusion of FormMaker's results for the three and nine months ended April 30, 1998 was primarily responsible for the 299% and 294% increase in total revenues, respectively, from the comparable prior year period. Professional services revenues increased significantly due to the inclusion of FormMaker services in the fiscal 1998 periods presented. License revenues increased 143% and 106% in the three and nine months ended April 30, 1998, respectively, due to the inclusion of FormMaker's license revenues. For the three and nine months ended April 30, 1998, maintenance and other recurring revenues increased 67% and 64%, respectively, as a result of an increased customer base for DocuFlex and inclusion of FormMaker's customer base for the Document Automation Platform ("DAP") product line.

Backlog for the Company's products and services of approximately $27.0 million as of April 30, 1998, of which approximately $15.8 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis.

The estimated future revenue with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

FormMaker distributes the line of DAP software products to the insurance industry in North America through Policy Management Systems Corporation ("PMSC"). A substantial portion of the subsidiary's revenues are generated from a marketing agreement with PMSC under which the subsidiary has granted PMSC the exclusive third-party right to market the DAP software products in the property/casualty and life insurance industries. Pro forma revenues from PMSC under this agreement for the year ended July 31, 1997, and revenues for the three and nine months ended April 30, 1998 were approximately $10.3 million, $1.6 million, and $4.8 million, respectively. PMSC can terminate the marketing agreement by providing 90 days' prior written notice. Unless terminated at an earlier date, the Company intends to allow the marketing agreement to expire on December 31, 1999. Upon expiration or termination of the marketing agreement, the Company will receive no revenues from new licenses sold through PMSC and maintenance revenues from PMSC-sourced licensees will be eliminated over a two-year period.

In addition, PMSC has provided notice of termination of a print outsourcing agreement, effective May 1998. Revenues from PMSC on a pro forma basis under this agreement for the year ended July 31, 1997, and revenues for the three and nine months ended April 30, 1998 were approximately $5.3 million, $1.0 million, and $4.0 million, respectively. Although print outsourcing revenues will experience a short-term decline, the Company does not anticipate any meaningful reduction in operating income as a result of such termination.

The Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. The majority of the $4.4 and $13.9 million increase for the three and nine months ended April 30, 1998, respectively, from the comparable prior year period, is due to the inclusion of FormMaker personnel and related expenses. For the three and nine months ended April 30, 1998, postage and supplies expense of approximately $689,000 and $3.2 million, respectively, for print outsourcing services also contributed to the increase. For the three months ended April 30, 1998 and 1997, professional services expense represented 75% and 99% of professional services revenues, respectively, and 75% and 82% of professional services revenues for the nine months ended April 30, 1998 and 1997, respectively. The decrease in cost as a percentage of professional services revenues is primarily due to economies of scale of the expanded services operations and improved margins due to a smaller percentage of services business being generated through third-party distributors. The Company expects professional services expense to increase, in order to meet additional resource requirements as professional services revenues increase.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software costs, customer support, and other product support costs. For the three and nine months ended April 30, 1998, product development and support expense increased 144% and 112%, respectively, from the comparable prior year period, largely due to development efforts related to operations acquired in the Merger. The Company intends to accelerate development efforts, including the integration of existing products with the Internet to provide an enterprise-wide Internet solution, further development of systems for use in industries such as utility and financial services, and development of new software products utilizing object-oriented technology, and with respect to support of its existing product lines. Accordingly, product development and support expenditures are expected to increase.

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense increased 231% and 207% for the three and nine months ended April 30, 1998, respectively, from the comparable prior year period. The increase in expense is primarily the result of inclusion of operations acquired in the Merger, goodwill amortization as a result of the Merger and acquisitions of EZPower and Maitland, additional bad debt expense to reserve for potentially uncollectible PMSC-related receivables, and increased sales commissions. Sales commissions increased due to additional revenues and a new fiscal 1998 sales compensation plan that has been expanded to provide compensation on all revenue types.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased 146% and 203%, respectively, for the three and nine months ended April 30, 1998, from the comparable prior year period, due to a decrease in interest income and a significant increase in interest expense. Interest income decreased as a result of an $8.0 million cash distribution to stockholders and certain option holders in connection with the Merger. Interest expense increased significantly due to the assumption of debt and capitalized leases in connection with the Merger. As a result of the receipt of approximately $18.5 million of IPO proceeds in April 1998, interest income is expected to significantly increase. Interest expense is expected to significantly decrease due to the pay off of the Company's debt in April 1998.

PROVISION FOR INCOME TAXES

Effective tax rates for the three months ended April 30, 1998 and 1997 were approximately 41% and 36%, respectively, and 40% and 37%, for the nine months ended April 30, 1998 and 1997, respectively. The increase in effective tax rates was due to the non-deductibility of goodwill amortization related to the Merger and the EZPower and Maitland purchase transactions. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three and nine months ended April 30, 1998 and 1997.

NET INCOME

Net income increased 33% and 39%, respectively, for the three and nine months ended April 30, 1998 from the comparable prior year period. The increase in net income for these periods was primarily the result of a significant increase in revenues.

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

                                             Three months ended        Nine months ended
                                                 April 30,                 April 30,
                                           ----------------------    ----------------------
                                             1998         1997         1998         1997
                                            Actual      Pro Forma     Actual      Pro Forma
                                           --------     ---------    --------     ---------
                                                           (IN THOUSANDS)
REVENUES
 Professional services                      $ 6,011       $4,760      $18,996      $14,217
 License                                      2,515        2,050        6,335        6,918
 Maintenance and other recurring              2,779        2,445        8,024        6,881
                                            -------       ------      -------      -------
    Total revenues                           11,305        9,255       33,355       28,016
                                            -------       ------      -------      -------

EXPENSES
 Professional services                        4,506        4,011       14,288       11,939
 Product development and support              2,370        1,667        6,363        4,898
 Selling, general and administrative          2,997        2,921        8,529        8,921
                                            -------       ------      -------      -------
    Total expenses                            9,873        8,599       29,180       25,758
                                            -------       ------      -------      -------
    Operating income                          1,432          656        4,175        2,258
 Other expense, net                              58          144          340          445
                                            -------       ------      -------      -------
    Income before income taxes                1,374          512        3,835        1,813
 Provision for income taxes                     563          187        1,537          788
                                            -------       ------      -------      -------
    Net income                              $   811       $  325      $ 2,298      $ 1,025
                                            -------       ------      -------      -------
                                            -------       ------      -------      -------

                                             Three months ended        Nine months ended
                                                 April 30,                 April 30,
                                           ----------------------    ----------------------
                                             1998         1997         1998         1997
                                            Actual      Pro Forma     Actual      Pro Forma
                                           --------     ---------    --------     ---------
                                                   (AS A PERCENT OF TOTAL REVENUES)
REVENUES
 Professional services                           53%           51%         57%           51%
 License                                         22            23          19            25
 Maintenance and other recurring                 25            26          24            24
                                           --------     ---------    --------     ---------
   Total revenues                               100           100         100           100
                                           --------     ---------    --------     ---------

EXPENSES

 Professional services                           40            43          43            43
 Product development and support                 21            18          19            17
 Selling, general and administrative             26            31          26            32
                                           --------     ---------    --------     ---------
   Total expenses                                87            92          88            92
                                           --------     ---------    --------     ---------
   Operating income                              13             8          12             8
 Other expense, net                               1             2           1             2
                                           --------     ---------    --------     ---------
   Income before income taxes                    12             6          11             6
 Provision for income taxes                       5             2           4             2
                                           --------     ---------    --------     ---------
   Net income                                     7%            4%          7%            4%
                                           --------     ---------    --------     ---------
                                           --------     ---------    --------     ---------

THREE AND NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED APRIL 30, 1997 (ON A PRO FORMA BASIS)

REVENUES

Total revenues for the three and nine months ended April 30, 1998 increased 22% and 19%, respectively, compared to pro forma total revenues for the comparable prior year periods. Professional services revenues increased primarily due to several print outsourcing contracts and penetration into the utility industry during fiscal 1998. License revenues increased 23% in the three months ended April 30, 1998 primarily due to the execution of one large contract in the insurance industry. License revenues decreased 8% for the nine months ended April 30, 1998 due to a decrease in license revenues generated through PMSC, which was partially offset by an increase in license revenues from the utility and insurance industries. Maintenance and other recurring revenues increased 14% and 17%, respectively, in the three and nine months ended April 30, 1998 due to an increase in the Company's installed base of customers.

PROFESSIONAL SERVICES EXPENSE

Professional services expense increased 12% and 20% for the three and nine months ended April 30, 1998, respectively, compared to pro forma expense for the prior year periods. The majority of the increase is due to additional costs, mainly personnel, travel, and direct costs related to the print outsourcing business, associated with the increase in professional services revenues. Professional services expense, on a pro forma basis, represented 84% of the pro forma professional services revenues for the three and nine months ended April 30, 1997, and 75% for the three and nine months ended April 30, 1998, respectively. The decrease in cost as a percentage of pro forma professional services revenues was primarily due to economies of scale of the expanded operations and the generation of a smaller percentage of business through third-party distributors.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

For the three and nine months ended April 30, 1998, product development and support expense increased 42% and 30%, respectively, from the pro forma expense of the prior year periods. As a percent of pro forma revenues, product development and support expense increased from 18% to 21% for the three months ended April 30, 1998 and increased from 17% to 19% for the nine months ended April 30, 1998. The combined companies continued to commit significant resources to development efforts, including the integration of existing products with the Internet to provide an enterprise-wide Internet solution, further development of systems for use in industries such as utility and financial services, and development of new software products utilizing object-oriented technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended April 30, 1998, selling, general and administrative expense increased 3% compared to pro forma expense of the prior year period, mainly due to an increase in bad debt expense as the Company increased the allowance for doubtful accounts to reserve for potentially uncollectible PMSC-related receivables. For the nine months ended April 30, 1998, this expense decreased 4% mainly as a result of the elimination of certain financial and executive level personnel as a result of the Merger, partially offset by an increase in bad debt expense. As a percentage of pro forma revenues, selling, general, and administrative expense decreased from 32% to 27% for the three months ended April 30, 1998, and from 32% to 26% for the nine months ended April 30, 1998.

PROVISION FOR INCOME TAXES

Effective tax rates for the three and nine months ended April 30, 1998 were 41% and 40%, respectively, and pro forma effective tax rates were 37% and 43% for the three and nine months ended April 30, 1997, respectively. These rates differ from the federal statutory rate primarily because a portion of goodwill amortization is not deductible for federal income tax purposes.

NET INCOME

For the three and nine months ended April 30, 1998, net income increased 150% and 124%, respectively, compared to prior year pro forma net income due to the increase in revenue, partially offset with an increase in expense.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $15.6 million. The Company completed an IPO in the form of a rights offering to Safeguard stockholders in April 1998. Net proceeds to the Company from this offering, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million. There were no borrowings under the Company's $10.0 million revolving credit facility at April 30, 1998.

Cash and cash equivalents for the nine months ended April 30, 1998 increased $12.7 million due primarily to the receipt of IPO proceeds offset by repayment of outstanding debt. Cash flows provided by operating activities were $7.3 million as the result of profitable operations and various other cash and non-cash operating activities. Cash flows from investing activities used $1.7 million in cash primarily for development of software and purchase of fixed assets. Cash flows from financing activities provided $7.1 million as the result of the receipt of IPO proceeds which were partially offset by repayment of debt.

Working capital was $13.5 million at April 30, 1998, compared with $1.6 million at July 31, 1997. The increase in working capital is primarily due to the receipt of IPO proceeds in April 1998.

In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. The credit facility was renegotiated in September 1997. Under the new agreement, $3.5 million bears interest at the bank's prime rate less 0.25%, or 8.25% as of April 30, 1998. The remaining $6.5 million bears interest at the bank's prime rate of 8.50% as of April 30, 1998 and is collateralized by substantially all of the Company's assets. Approximately $6.5 million of the credit facility may be converted in September 1998 into a term loan provided the Company has given the bank thirty days' written notice and is not in default. The principal balance of the term loan is payable in twenty-four monthly installments. The $3.5 million portion of the credit facility is due and payable in March 1999. At April 30, 1998, there were no borrowings under this credit facility.

The Company's liquidity needs will arise primarily from funding the continued development, enhancement, and support of its software offerings, and the selling and marketing costs associated principally with continued entry into new vertical and international markets. The Company's business is not capital intensive and capital expenditures in any given year are ordinarily not significant.

The Company currently anticipates that amounts available from the IPO proceeds, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for at least twelve months.

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

In October 1997, the Accounting Standards Executive Committee issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position No. 91-1, "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) On March 31, 1998, the Company closed the acquisition of the capital stock of EZPower and Maitland. The Company issued an aggregate of 650,000 shares of its Common Stock as partial consideration for the EZPower acquisition. The Company issued 170,000 shares of its Common Stock as consideration for the Maitland acquisition, although the Company has the right to repurchase up to 100,000 of those shares based upon cumulative licensing and maintenance revenues of Maitland's software product for the 42 months ending July 31, 2001. The issuance of the Company's shares of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits.

               27. Financial Data Schedule (for EDGAR filing purposes only).

          (b)  Reports on Form 8-K.

               No reports on Form 8-K have been filed by the Registrant during the three months ended April 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DocuCorp International, Inc.
-------------------------------------
       (Registrant)


/s/  Todd Rognes                                  Date:   June 15, 1998
-------------------------------------                    --------------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)