Form 10-K
period 1998-07-31
DOCUCORP INC
filed 1998-10-29
CIK 1033864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MarkOne)
X    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
-    ACT OF 1934

     For the fiscal year ended July 31, 1998 or

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transitional period from ______ to ______

                        Commission File Number 00-1033864

                          DocuCorp International, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                         74-2690838
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

      5910 North Central Expressway, Suite 800, Dallas, Texas     75206
            (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (214) 891-6500 Securities registered pursuant to Section 12(b) of the Act: None

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 30, 1998, there were 16,593,849 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $47,658,285 based upon the closing price of $4.25 per share on September 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998 are incorporated by reference in Items 7 and 8 of Part II of this report.

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.


                          DocuCorp International, Inc.
                                Table of Contents
                                    Form 10-K
                                  July 31, 1998
Part I.

   Item 1.  Business................................................................................... 2

   Item 2.  Properties................................................................................. 15

   Item 3.  Legal Proceedings.......................................................................... 16

   Item 4.  Submission of Matters to a Vote of Security Holders........................................ 16

Part II.

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................... 17

   Item 6.  Selected Consolidated Financial Data....................................................... 18

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 19

   Item 8.  Financial Statements and Supplementary Data................................................ 19

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 19

Part III.

   Item 10.  Directors and Executive Officers of the Registrant........................................ 20

   Item 11.  Executive Compensation.................................................................... 20

   Item 12.  Security Ownership of Certain Beneficial Owners and Management............................ 20

   Item 13.  Certain Relationships and Related Transactions............................................ 20

Part IV.

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................... 21

   Signatures ................................................... ..................................... 22

   Index to Exhibits................................................................................... 26

                                     Part I

Item 1.  Business

General

     DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of open-architecture, enterprise-wide document automation software products that enable its customers to produce complex, high-volume, individualized documents. In addition, the Company provides document automation consulting, systems integration, and document processing and printing services through a 170-person service organization. Document processing and printing services utilize the Company's software to provide solutions for handling high-volume, complex print, finish, and mailing for customers who outsource this activity.

     DocuCorp software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to create, publish, and store documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The
Company currently has an installed base of approximately 800 customers. The Company believes it is the leading provider of document automation software and services for the insurance industry to customers including Prudential Insurance Company of America, Continental National Assurance (CNA), and American International Group (AIG). More than half of the 200 largest insurance companies in North America use the Company's software products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has also become a leading provider of document automation software and services for companies in the utilities industry, and that most of the recent adoptions of automated customer billing software were licenses of the Company's products. Key utilities customers include Southern Company Services, Inc. and Consolidated Edison of New York, Inc. The Company also has customers in the financial services, higher education, telecommunications, and transportation industries, including Royal Bank Financial Group, The University of Texas, Polkomtel S.A., and Yellow Technology Services, Inc.

Document Automation Industry

     Document automation is critical to corporations as they endeavor to increase revenue, improve customer service, and reduce costs. Companies can increase revenue by using document automation to produce high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Document automation enables companies to provide better customer service by:

o    creating more attractive, easier to read documents,
o    producing more accurate documents,
o    minimizing the time it takes to produce and deliver documents, and
o    providing   customer  service   personnel  with  immediate  access  to  the
     electronically archived documents.

At the same time, document automation reduces the cost of personnel, printing, and storage.

     Certain recent trends have accelerated the growth of the document automation industry. Deregulation of industries such as insurance, utilities, and financial services has resulted in increased competition and caused participants in such industries to focus more closely on customer service. This has increased the demand to create one-to-one documents personalized to each customer with more visual appeal. Rapid technological advances such as client/server architecture and the Internet, emergence of the WindowsNT operating system, and evolving standards such as Microsoft's Active-X, Microsoft's ODBC, and Sun Microsystems' Java have expanded the benefits that businesses can derive from document automation. Additionally, the emergence of call centers has increased the demand for access to and automation of customer communications. As a result, an increasing number of companies are employing innovative comprehensive document automation processes.

     The same advances that have enhanced the benefits of document automation, however, have rendered the development and implementation of document automation products increasingly complex. As a consequence, businesses are increasingly outsourcing some of their document automation requirements to skilled and experienced providers such as the Company.

The Document Life Cycle

     The Company believes that the life cycle of a document is divided into three general phases (creation, publishing, and archival), linked together by document management and workflow software. The Company believes that its expertise in all phases of the document life cycle constitutes an important competitive advantage.

Creation

     In this phase of the life cycle, documents are rendered in a digital form. Documents can be created by using word processing software packages or tools such as Microsoft Word, Elixir, and Corel that have been designed specifically to facilitate the composition of commonly used documents such as letters and forms. Today, documents are created by employees throughout an organization from the central or home office, in branch offices, or in remote locations.

     Alternatively, existing paper documents that were created on a typewriter or other non-electronic source or that came into the organization from third-parties can be input into the organization's computer network by means of scanning devices. Scanning devices convert paper documents into a digitized format. Scanned documents are generally stored and managed separately from documents created by word processors or other internal applications, principally because their formats are different. The Company's products create forms from both of these sources.

     Once a document is in digital form, it is then readily available for common applications such as transmission over E-mail, storage on local computers, printing on desktop printers, and distributing via other communication technologies, including the Internet. Documents vary significantly in complexity, ranging from simple letters or forms to multi-page forms, brochures or booklets containing text, charts, and statistical tables requiring sophisticated pagination. The digitized form can also be used for more complex, high-volume publishing applications such as insurance policies and billing statements. The Company's products create or prepare digitized forms that can accept variable data and output to high-speed printers and other output devices.

Publishing

     In this phase of the life cycle, appropriate digital data and forms are selected from multiple sources and formats. The information is dynamically assembled into complex documents. Variable data is integrated through software to produce individualized documents which are then simultaneously printed or digitally prepared for customer distribution and archived as corporate assets for future use. The Company focuses its publishing software products and services exclusively on these individualized and high-volume publishing activities. While the basic logistical procedures are generally similar in every publishing activity, in individualized and high-volume publishing activities, software is required to coordinate large amounts of variable information such as customer name, transaction history, and dynamically generated graphs. The Company has developed software logic that allows its products to attain what it believes to be one of the highest volume capabilities available in the market today.

Archival

     In the archival phase of the life cycle, the document is stored in either a digitized or electronic print format for future use. Documents and information are presented most efficiently through software to storage devices that range in their sophistication from local computer disk drives to complex computer storage equipment having varying capacity and data accessing capabilities. The Company has developed products that enable an organization to automatically index documents as they enter storage and place the documents in an archived format to permit expedient retrieval, viewing, and reprint. Furthermore, the Company's products accept data in both digital and print stream format, and support leading imaging systems such as FileNET and IBM's Visual Info. The Company's products also enable accessing these archives from a browser over the Internet.

Management and Workflow Software

     Underlying all three phases of the document life cycle is the requirement to manage the way in which documents and data move within the life cycle and the corporation. This is currently accomplished within organizations through various E-mail software products like Lotus cc:Mail, groupware like Lotus Notes by IBM, network software like Novell NetWare, document management software like Documentum, and workflow products like FileNET. Externally, organizations are increasingly using the Internet to transmit such correspondence. To date, these systems are primarily departmental in nature and are an incomplete way to manage enterprise-wide documents and publications. The Company currently provides products for document routing, network and host connectivity, and Internet access. With the purchase of EZPower Systems, Inc. and Maitland Software, Inc., the Company has integrated their document management and workflow products into its product line and significantly expanded the Company's usability in developing them for the next generation.

Growth Strategy

The Company's strategy for growth consists of the following:

Leveraging Existing Customer Relationships

     The Company has an installed base of approximately 800 customers. Increasingly, the Company's customers are expanding or upgrading their document automation solutions, which provides a market for additional products and services from the Company. Most of the Company's large insurance customers originally licensed software, but contracted for few services. Since the Company has substantially expanded its services capacity, it anticipates that the existing customer base could be a significant source of future services revenue for the Company. Recently introduced and planned products and services can also be provided to the Company's current customers as follow-on sales.

Expanding Professional Services

     The Company is expanding its document automation consulting and applications integration services to assist with new and existing document automation applications. The Company also is pursuing outsourcing of customers' document automation operations with on-site Company personnel or through processing of customers' documents at the Company's Atlanta processing and print facility.

Entering New Vertical Markets

     The Company believes it is the leading provider of document automation software and services for the insurance industry and has become a leader in the utilities industry. The Company is targeting vertical market expansion in the financial services, higher education, telecommunications, and transportation industries, in each of which customers have previously purchased and installed the Company's software. These industries, like insurance and utilities, have an increasing need for individualized documents to be produced in very large volumes in order to communicate effectively with their customers.

Developing and Enhancing New Technologies

     The Company's product development efforts are focused on developing new products as well as enhancing and broadening its current software product offerings. New DocuCorp products and solutions will continue to emphasize state-of-the-art object-oriented technologies, WindowsNT platform development, and intranet/Internet capabilities and enablement. During fiscal 1999, the Company expects to introduce new software products utilizing object-oriented platform independent technology, with migration and upgrade paths for users of existing products.

Expanding Internationally

     Approximately 4% of the Company's revenues came from customers outside of North America in fiscal 1998. DocuCorp plans to expand its international customer base primarily by cultivating its international distribution alliance and through direct sales. The Company also intends to leverage its existing international customer base, particularly by selling professional services to customers who previously have licensed software from the Company. In May 1998, the Company opened a sales and services office in London. DocuCorp intends to continue increasing the number of sales and services professionals domiciled internationally.

Pursuing Acquisitions and Strategic Alliances

     The Company intends to pursue acquisitions of other companies or technologies further expanding the Company's products, services, or market penetration. In addition, as the Company expands in its targeted vertical markets, the Company intends to enter into additional strategic alliances for sales and marketing in such markets. The Company believes that new technical skills, expanded product functionality, a broader client base, and an expanded geographic presence may result from these activities.

Products and Services

     The  Company  offers a portfolio  of  scalable,  high-performance  document automation software products. The Company also has one of the largest professional services organizations in the industry, and the facilities to outsource document production using the Company's technology and expertise.

Document Automation Software

     The Company offers document automation software products that enable customers to produce high-volume, individualized documents. The Company's software solutions include multi-platform, enterprise-wide processing products addressing each phase of the life cycle of a document. The Company's philosophy of open architecture and support of industry standards enables its customers to select software and hardware from other leading vendors and integrate them with DocuCorp products.

     The Company's product lines have been organized into the following four primary categories. During calendar 1998, the Company expects to introduce new software products utilizing object-oriented platform independent technology, with migration and upgrade paths for users of existing products.

DocuCorp Creation Solutions

     With DocuCorp Creation Solutions, document components (forms, graphs, charts, text) can be created either entirely with the Company's products or more typically by using other leading composition or word processing software, such as Microsoft Word, integrated with DocuCorp Creation Solutions. The Company's open architecture supports a broad range of document creation solutions. DocuCorp Creation Solutions run primarily on personal computers under Microsoft Windows. License revenues from the Company's software products in the Creation Solutions category accounted for approximately 9% and 8% of the Company's total license revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively.

DocuCorp Publishing Solutions

     DocuCorp Publishing Solutions are designed to handle production of large volumes of documents, large numbers of forms, complex document assembly requirements, individualization of each document, multiple recipients with unique requirements, and interfacing with existing databases and application programs. DocuCorp Publishing Solutions have the flexibility to dynamically compose highly-tailored documents, each based on custom publishing rules such as unique pagination. Alternatively, the Company's products attain industry leading throughput by utilizing the Company's proprietary software logic encompassing print-ready images to be merged with variable data for high-volume complex documents like complete insurance policies. DocuCorp Publishing Solutions provide forms fill, data merge, document assembly, dynamic formatting and graph generation, centralized and decentralized printing on most leading laser printers, interactive and batch processing and electronic output, and a variety of other features and functions. DocuCorp Publishing Solutions run on mainframes primarily under MVS, and on client/server platforms under Microsoft WindowsNT, Microsoft Windows, and UNIX. License revenues from the Company's software products in the Publishing Solutions category accounted for approximately 62% and 63% of the Company's total license revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively.

DocuCorp Archival Solutions

     DocuCorp Archival Solutions store published documents electronically so that they can be viewed, used, and reused throughout the organization. Retrieval features enable immediate access to documents for applications like processing claims, referencing enterprise-wide legal or regulatory documentation, or speeding customer service operations at call centers. DocuCorp Archival Solutions can be implemented as stand-alone systems or integrated with leading imaging systems such as FileNET. DocuCorp Archival viewing software runs under Windows, and Archival server software runs on MVS, Microsoft WindowsNT, and UNIX. License revenues from the Company's software products in the Archival Solutions category accounted for approximately 22% and 21% of the Company's total license revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively.

DocuCorp Management Solutions

     DocuCorp Management Solutions currently provide Internet document services, network and host connectivity, and document routing. As enterprises expand, there is a greater need for control over documents and the ability to move documents across the enterprise. License revenues from the Company's software products in the Management Solutions category accounted for approximately 7% and 8% of the Company's total license revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively.

     As an additional service to its customers, the Company also provides the tools and utility programs to interface, maintain, and develop DocuCorp document automation implementations. The latest object-oriented technologies, including use of Active-X, Java, ODBC, and Visual Basic compatibility, make it easier to implement installations and interfaces. The Company has not generated, nor does it anticipate that it will generate, material revenues from these tools and utility programs.

Professional Services

     The Company offers both document automation consulting and applications integration together with print outsourcing services to its customers. At July 31, 1998, the Company employed approximately 170 professional service personnel, which represents one of the largest services organization in the document automation software industry. The Company's professional services personnel have experience across many industries and document automation applications.

Consulting

     The Company offers a broad range of consulting services related to document automation. A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services consulting revenues from education as well as training services and electronic document library development. The Company's professional services group works with clients to develop and define document automation strategies and to provide a complete package of software implementation services. Training classes are available to assist clients with implementing technology and applications. Educational offerings are available in standardized and customized formats. A substantial majority of the Company's consulting services are related to DocuCorp Publishing Solutions. Consulting services accounted for approximately 38% and 36% of the Company's total revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively.

Print Outsourcing Services

     The Company offers document processing and print outsourcing services which utilize the Company's software to provide solutions for handling high-volume, complex print, finish, and mailing requirements. The Company operates a print production center in Atlanta which, using data received electronically from customers, employs high-volume printers and mail handling equipment to produce insurance policies, billings and other customer mailings, and bundles the output for bulk mailings. Print outsourcing accounted for approximately 18% of the Company's total revenues in both fiscal 1998 and 1997 (on a pro forma basis), respectively.

Product Development

     The Company has made and expects to continue to make substantial investments in research and product development. Product development efforts increased substantially in fiscal 1998 as a result of the Merger. During fiscal 1999, the Company expects to introduce new software products utilizing object-oriented technology, with migration and upgrade paths for users of existing products. Other new product development efforts include the integration of existing products with the Internet to provide access to documents through the Internet and further development of systems for use in vertical industries such as utilities and financial services.

     The Company has committed substantial resources to product development. Historically, the Company has made new releases of software available approximately every 12 months. As of July 31, 1998, the Company employed approximately 75 technical personnel engaged in product development. The product development process is a cooperative effort between customers and the Company. Early review of functionality specifications, prototypes, and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. DocuCorp has a formal planning process for new software products as well as software upgrades and maintenance releases to ensure product quality, timeliness of releases, and meeting or exceeding customer expectations. In fiscal 1998 and fiscal 1997, the Company's software development expenditures were approximately $6.7 million, and $3.2 million, respectively.

Sales and Marketing

General

     The Company markets its products through various distribution channels, including direct sales, marketing alliances, and distributors. Its sales resources are organized based upon vertical industry markets. At July 31, 1998, the Company employed approximately 25 direct sales and support representatives who operate primarily from Dallas and Atlanta. Sales representatives are compensated principally on a commission basis.

     In the United States, the Company markets its products and services primarily through a direct sales force. Outside of the United States, the Company relies primarily on distributor relationships to market its products. Distributor relationships are established in Canada, Europe, South Africa, and Asia. The Company's most significant international distributor relationships are with Continuum (Europe) Limited and Policy Management Systems Corporation ("PMSC"). DocuCorp plans to expand its international customer base by cultivating international distribution alliances and increasing the number of its direct sales and services personnel domiciled internationally.

     In addition, the Company intends to increase both its product offerings and vertical markets served through marketing, sales and distribution, and development relationships with other companies. Formal and informal marketing and sales partnerships currently exist with Xerox, Andersen Consulting, Continuum (Europe) Limited, PMSC, FileNET Corporation, American Management Systems (AMS), SCT Utility Systems, UMS Inc., and Crain-Drummond, Inc. These relationships provide sales leads for the Company's products and services and help extend the Company's sales coverage and networking capabilities.

     Currently, the Company's DocuFlex product line is licensed to customers on a product-by-product basis. In contrast, the entire DAP product line is licensed by customers under one comprehensive software license. Effective November 1, 1998, the Company's current product marketing methodology will change from these prior practices. The Company's customers generally license the Company's software products for an upfront license fee. Initial license fees typically range from $75,000 to $250,000. Most customers also enter into maintenance agreements with the Company, which typically provide for annual maintenance fees ranging from 15% to 25% of current license fees. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions, and use of the Company's "Hotline" providing technical assistance to the software user. The Company generally charges customers for consulting services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. Print outsourcing services are charged on a transaction fee basis.

Relationship with Third-Party Distributor

     FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of DAP software products to the insurance industry in North America through a marketing agreement with PMSC. A substantial portion of the subsidiary's revenues has historically been generated pursuant to this agreement. Additionally, the subsidiary granted PMSC the exclusive right to market the DAP software in the property/casualty and life insurance industries. Revenues from PMSC under this agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were $5.5 million and $10.3 million, respectively. Subsequent to year end, both parties agreed to terminate the exclusive marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide.

     In addition, PMSC terminated its print outsourcing agreement effective May 1998. Revenues from PMSC under the print outsourcing agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were $4.4 million and $5.3 million, respectively. Accordingly, print outsourcing revenues are expected to decline from fiscal year 1998 levels until the Company is able to replace this business with new business.

     PMSC also had a non-exclusive, perpetual, royalty-free, worldwide license to use, execute, copy, or license the DAP software (and derivatives thereof) to third parties. This license was terminated upon execution of the new non-exclusive marketing agreement.

Customers

     The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized documents. Currently, the majority of the Company's revenue is generated from the insurance industry. Approximately 73% of the Company's total revenues for the year ended July 31, 1998 were derived from the insurance industry. Of these revenues, 13% of total revenues for the year ended July 31, 1998 were derived from one customer, Prudential Insurance Company of America. Over half of the largest 200 insurance companies in North America use the Company's products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has the largest installed document automation customer base in the insurance industry. During fiscal 1998, 15 utility companies in North America licensed the Company's products. In addition to the insurance and utilities industries, the Company is targeting vertical markets including the financial services, higher education, telecommunications, and transportation markets, in each of which industry customers have purchased and installed the Company's software. Unlike many other software vendors, the Company's principal contact at customer organizations is generally not an MIS or information technology officer, but rather the customer service or marketing departments that will use the Company's products. As a result, the Company does not always compete with other technological priorities being considered by a customer's MIS department.

Set forth below is a representative list of customers of the Company in the various industries in which the Company markets its products and services:

   Insurance

   Prudential Insurance Company of America
   American International Group (AIG)
   Continental National Assurance (CNA)

   Utilities

   Southern Company Services, Inc.
   Consolidated Edison of New York, Inc.

   Financial Services

   Royal Bank Financial Group
   ABN-AMRO Bank N.V.

   Higher Education

   The University of Texas
   San Francisco State University

   Telecommunications

   Polkomtel S.A.
   Airtel

   Transportation

   Yellow Technology Services, Inc.
   Wisconsin Department of Transportation

Competition

     The market for document automation products and services is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations and
(ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation (which is majority owned by Xerox Corporation ("Xerox")), Group 1 Software, Inc., Mobius Management Systems, Inc., and M&I Data Services. The Company believes that the principal competitive factors in the document automation software market are product performance and functionality, ease of use, multi-platform offerings, product and company reputation, quality of customer support and service, and price. The degree of competition varies significantly with the stage of the document life cycle being addressed and by vertical market.

     The Company may also face competition from new entrants into the document automation software industry. As the market for document automation software continues to develop, current or potential competitors with significantly greater resources than the Company could attempt to enter or increase their presence in the market either independently or by acquiring or forming strategic alliances with competitors of the Company or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

Intellectual Property, Trademarks, and Proprietary Rights

     The Company relies primarily on a combination of copyright, distribution software license agreements, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to safeguard its software products. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of the Company's products or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are not material to the Company's success.

     The Company's software products are licensed to end-users on a "right to use" basis pursuant to license agreements. Certain license provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. Third parties may assert infringement claims against the Company in the future with respect to current or future products, which could require the Company to enter into royalty arrangements or result in costly litigation.

     The Company also relies on certain software that it licenses from third-parties, including software that is integrated with internally developed software and used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain, and enhance, any of such software could result in increased costs, delays or reductions in product shipments until equivalent software could be developed or licensed and integrated.

Employees

     As of July 31, 1998, the Company had approximately 315 employees, of which approximately 170 were engaged in professional services, 90 in product development and customer support, 25 in sales and marketing, and 30 in finance, administration, human resources, and internal systems support. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

Forward-Looking Statements

     This Annual Report on Form 10-K may include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include but are not limited to those discussed in the section entitled "Risk Factors." Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated, or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Risk Factors

Significant Revenues from Two Industries

     Approximately 73% of the Company's total revenues for the year ended July 31, 1998 and 70% of the Company's pro forma total revenues for the year ended July 31, 1997 were derived from the insurance industry. Of these revenues, 13% and 21% of total revenues in fiscal 1998 and 1997 (on a pro forma basis), respectively, were derived from one customer, Prudential Insurance Company of America. Additionally, approximately 20% and 9% of the Company's total revenues for the year ended July 31, 1998 and 1997 (on a pro forma basis), respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products in markets other than the insurance and utilities industries. In addition, there can be no assurance that the Company will continue to sell products and services to Prudential Insurance Company of America at historical levels. Any significant decline in revenues derived from Prudential Insurance Company of America could have a material adverse effect on the Company's results of operations.

Technological Advances

     The document automation industry has experienced and will continue to experience rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. Development in both software technology and hardware capability will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's results of operations.
There can be no assurance that the Company's new products or product enhancements intended to respond to technological change or evolving customer requirements will achieve acceptance.

Significant Third-Party Distributor Relationship

     FormMaker, which was acquired by the Company in connection with the Merger, historically distributed it line of DAP software products to the insurance industry in North America through a marketing agreement with PMSC. A substantial portion of the subsidiary's revenues have historically been generated pursuant to this agreement. Additionally, the subsidiary granted PMSC the exclusive right to market the DAP software in the property/casualty and life insurance industries. Revenues from PMSC under this agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were $5.5 million and $10.3 million, respectively. Subsequent to year end, both parties agreed to terminate the exclusive marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide.

     In addition, PMSC has provided notice of termination of a print outsourcing agreement, effective May 1998. Revenues from PMSC under the print outsourcing agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were $4.4 million and $5.3 million, respectively. Accordingly, print outsourcing revenues are expected to decline from fiscal year 1998 levels until the Company is able to replace this business with new business.

     PMSC also had a non-exclusive, perpetual, royalty-free, worldwide license to use, execute, copy, or license the DAP software (and derivatives thereof) to third parties. This license was terminated upon execution of the new non-exclusive marketing agreement.

Attraction and Retention of Technical Employees

     The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees, particularly technical employees. The employees that are in highest demand are software programmers, software developers, application integrators and information technology consultants. These employees are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled technical employees. The loss of a significant number of the Company's technical employees could have a material adverse effect on the Company.

Year 2000 Compliance

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Accordingly, the Company has been evaluating the impact of the Year 2000 on its product line and services offerings, as well as its internal systems and hardware. Relative to its product line, all current versions of the Company's products are designed to be "Year
2000" compliant. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreements remain in force. The Company is in the process of determining the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in any material adverse impact on the Company's business or financial condition. No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

     As to its own internal software systems and hardware, the Company has identified and is currently reviewing all key areas. The Company believes there is no significant exposure to the Company related to the Year 2000 issue and that the majority of identified non-compliant systems are planned to be upgraded as part of its normal upgrade process within the next 12 months. The cost of upgrading or replacing other non-compliant hardware and software is not expected to be material.

Competition

     The market for the Company's document automation products is intensely competitive. The Company faces competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations and
(ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation (which is majority owned by Xerox), Group 1 Software, Inc., Mobius Management Systems, Inc., and M&I Data Services. There can be no assurance that the Company will be able to compete effectively with such entities.

Fluctuations in Operating Results

     The Company has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results due to the fact that sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, and overall budget and spending priorities. The Company has typically operated with little backlog for license revenues because software products generally are shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues for a given fiscal quarter. The Company has historically earned a substantial portion of its license revenues in the last weeks of any particular quarter, and has historically experienced its highest license revenues in the fourth quarter of its fiscal year. The failure to achieve such revenues in accordance with such trends could have a material adverse effect on the Company's financial results for each such interim period.

Risk of Software Defects

     Complex software products such as those offered by the Company can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. The Company's products have from time to time contained software errors that were discovered after commercial introduction. There can be no assurance that performance problems or errors will not be discovered in the Company's products in the future. Any future software defects discovered after shipment of the Company's products, if material, could result in loss of revenues, delays in customer acceptance, or potential product liability.

Limited Protection of Intellectual Property Rights

     The Company relies on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of its products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's efforts will provide meaningful protection for its proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate or disclose the Company's proprietary technology.

Dependence on Single Facility for Certain Services

     The Company's print outsourcing operations are performed at its facility in Atlanta, Georgia. Since the Company only has the capability to perform this function at a single location, a fire, flood, earthquake, power loss, or other event affecting the Company's Atlanta processing and print facility could cause a significant interruption in the Company's operations. There can be no assurance that the Company's contingency plans in the event of such interruption will prove to be adequate. Any interruption in the operations at the Company's Atlanta processing and print facility could have a material adverse effect on the Company's business, financial condition or results of operations.

Integration of Operating Subsidiaries

     The Company completed the Merger in fiscal 1997 and acquisitions of EZPower and Maitland in March 1998 and subsequently commenced the integration of the operations, facilities, and management. Substantial integration of their respective products and services is expected to continue throughout fiscal 1999. The Company may not be able to successfully complete this integration. Additionally, the Merger and recent acquisitions could have a material adverse effect on the Company's relationships with customers, distributors, or suppliers. The operating history of its subsidiaries on a stand-alone basis cannot necessarily be regarded as indicative of the Company's prospects on a consolidated basis. Accordingly, there can be no assurance that the Company will achieve growth in revenues, or sustain revenues at a level consistent with the historical results of its subsidiaries on a stand-alone basis.

Dependence on Key Management Personnel

         The Company believes that its continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Michael D. Andereck, the Company's President and Chief Executive Officer, or any of the Company's other executive officers or senior managers could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company leases approximately 23,000 square feet of office space in Dallas, Texas for its corporate headquarters, including administrative, sales, services, and product development departments. This lease expires April 30, 2005, but may be terminated by the Company on May 31, 2000.

     The Company leases approximately 55,000 square feet of office space in Atlanta, Georgia, which is utilized for administrative, sales, marketing, services, and product development departments. The lease for this space expires on December 31, 2002.

     The Company's print outsourcing facility is also located in Atlanta, Georgia. This facility occupies approximately 19,000 square feet under a lease which expires on October 31, 2002.

     The Company's staff in New Hampshire is located in a 4,500 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 1999. The Company's staff in Maryland is located in Silver Spring, Maryland. This facility occupies approximately 10,000 square feet under a lease which expires December 31, 2001.

     The Company's facility in Philadelphia, Pennsylvania, which is utilized for administrative and product development departments occupies approximately 3,800 square feet of office space. This lease expires February 28, 2003.

     Office space is also leased in London, England for its European sales and services functions, California for a sales office, and Portland, Maine for product development activities.

     The Company believes that its existing office facilities and additional space available to it are adequate to meet its requirements, and that in any event, suitable additional or alternative space adequate to serve the Company's foreseeable needs will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On March 4, 1998, PMSC brought a lawsuit in the United States District Court, District of South Carolina, against the Company and its FormMaker subsidiary. The lawsuit alleged that FormMaker had breached the marketing agreement pursuant to which PMSC distributes FormMaker's software products to the insurance industry. The lawsuit further alleged that the Company had engaged in unfair trade practices and tortuous interference with PMSC's contractual relations, breach of contract and other forms of alleged misconduct relating to PMSC's contract with FormMaker. PMSC sought unspecified damages, including punitive damages, and to enjoin certain marketing of the DAP product by the Company and FormMaker. The Company believed PMSC's claims were without merit and continued to vigorously contest such claims. On April 14, 1998, the Company and FormMaker filed an answer and counterclaim which denied the allegations and stated claims for breach of contract, breach of implied covenant of good faith and fair dealing, usurpation and misuse of trade secrets, and tortuous interference with contact relations. On September 18, 1998, the parties concluded settlement discussions and signed a Mutual Release of Claims and a new ten (10) year OEM Agreement for the non-exclusive marketing of DocuCorp products in the insurance and financial industries.

     The Company believes that the resolution of such claims has not had a material adverse effect on its financial condition or results of operations. At this date, the Company is not a party to any other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At September 30, 1998, there were approximately 1,300 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for the Company's Common Stock:

                                          High                           Low
                                      -----------                   ------------
Fiscal 1998
Fourth quarter                          $  9.94                       $  5.00

Third quarter (from April 6, 1998)        10.75                          9.25


     The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, general financial condition of the Company, and general business conditions.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data for the years ended July 31, 1998, 1997, 1996, 1995, and 1994 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.


                                                                                          Years ended July 31,
                                                                  ------------------------------------------------------------------

                                                                  1998           1997*           1996           1995           1994
                                                                  ----           -----           ----           ----           ----
Statements of Operations Data:                                                (in thousands, except per share amounts)

Total revenues                                                 $ 45,247       $ 17,503        $ 11,470       $ 10,814       $ 10,874

Operating income (loss)                                        $  5,602       $(17,460)       $  3,416       $  3,158       $  3,546

Net income (loss) before income taxes                          $  5,424       $(17,246)       $  3,656       $  3,186       $  3,399

Net income (loss)                                              $  3,184       $(16,102)       $  2,321       $  2,003       $  2,169

Cash dividend declared for preferred stock                          -0-       $  2,808             -0-            -0-            -0-

Net income (loss) per share:
   Basic                                                       $   0.25       $  (2.18)       $   0.37       $   0.35       $   0.41
   Diluted                                                     $   0.21       $  (2.18)       $   0.28       $   0.25       $   0.27

Weighted average number of shares outstanding:
   Basic                                                         12,587          7,377           6,202          5,674          5,301
   Diluted                                                       14,865          7,377           8,381          8,165          8,114

* After Merger-related charges of $21,378. Without such charges operating income, net income before income taxes, net income, net income per share (diluted), and weighted average number of shares of common stock and common stock equivalents (diluted) would have been $3,918, $4,132, $2,598, $.34, and 7,607, respectively.


                                                                                             July 31,
                                                              ----------------------------------------------------------------------

                                                              1998             1997            1996             1995            1994
                                                              ----             ----            ----             ----            ----
Balance Sheet Data:                                                                       (in thousands)

Working capital                                            $ 15,998        $  1,644         $  5,640        $  4,049        $  1,930

Total assets                                               $ 51,921        $ 32,698         $ 14,691        $ 13,145        $ 11,572

Total debt, including obligations
   under capital lease                                     $     87        $  9,439         $     46        $  1,637        $  1,987

Redeemable Class B common stock                                 -0-        $ 19,119              -0-             -0-             -0-

Stockholders' equity (deficit)                             $ 38,433        $ (7,520)        $  8,037        $  5,606        $  3,545

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is set forth in the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth in the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading "Directors and Executive Officers," which information is incorporated herein by reference or in an amendment to this Form 10-K. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11.  Executive Compensation

     Information with respect to executive compensation will be set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference, or in an amendment to this Form 10-K.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and transactions will be set forth in the forthcoming Proxy Statement, which information is incorporated herein by reference, or in an amendment to this Form 10-K.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following is a list of the consolidated financial statements which are included in this Form 10-K or which are incorporated herein by reference.

     1.   Financial Statements (incorporated herein by reference):

               Report of Independent Accountants

               As of July 31, 1998 and 1997:

                    o Consolidated Balance Sheets

                    For the Years Ended July 31, 1998, 1997, and 1996:

                    o Consolidated Statements of Operations
                    o Consolidated Statements of Cash Flows
                    o Consolidated Statements of Changes in Stockholders' Equity
                    o Notes to Consolidated Financial Statements

     2. Financial Statement Schedule:

          o Report of Independent Accountants on Financial Statement Schedule
          o Valuation and Qualifying Accounts

     3. Exhibits:

          See Exhibit Index beginning on page 26 of this Form 10-K.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    DocuCorp International, Inc.
---------------------------------------
           (Registrant)

/s/ Michael D. Andereck                                  Date  October 29, 1998
---------------------------------------                        -----------------
Michael D. Andereck
President, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Andereck                                 Date  October 29, 1998
---------------------------------------                       ------------------
Michael D. Andereck
President, Chief Executive Officer and
Director
(Principal Executive Officer)


/s/ Todd A. Rognes                                      Date  October 29, 1998
---------------------------------------                       ------------------
Todd A. Rognes
Senior Vice President, Finance
(Principal Financial Officer)


/s/ Milledge A. Hart, III                               Date  October 29, 1998
---------------------------------------                       ------------------
Milledge A. Hart, III
Director and Chairman of the Board


/s/ Anshoo S. Gupta                                     Date  October 29, 1998
---------------------------------------                       ------------------
Anshoo S. Gupta
Director


/s/ John D. Loewenberg                                  Date  October 29, 1998
---------------------------------------                       ------------------
John D. Loewenberg
Director


/s/ Warren V. Musser                                    Date  October 29, 1998
---------------------------------------                       ------------------
Warren V. Musser
Director


/s/ George F. Raymond                                   Date  October 29, 1998
---------------------------------------                       ------------------
George F. Raymond
Director


/s/ Arthur R. Spector                                   Date  October 29, 1998
---------------------------------------                       ------------------
Arthur R. Spector
Director

        Report of Independent Accountants on Financial Statement Schedule




To the Board of Directors and Stockholders of DocuCorp International, Inc.

     Our audit of the consolidated financial statements referred to in our report dated September 9, 1998 appearing in the 1998 Annual Report to Stockholders of DocuCorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Schedule II of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Dallas, Texas
September 9, 1998

                        Valuation and Qualifying Accounts
                    Years ended July 31, 1998, 1997, and 1996
                                   Schedule II

                                                                                 Additions
                                                                                 ---------


                                                     Balance at     Charged to     Charged to                   Balance at
                                                     Beginning      Costs and        Other                        End of
              Description                            of Period      Expenses        Accounts     Deductions       Period
                                                                      (a)          (a)(b)(c)
--------------------------------------------------------------------------------------------------------------------------

1998
   Allowance for doubtful accounts                $    525,000  $    734,550     $   (309,550)      $0       $    950,000
   Valuation allowance against deferred
     tax assets                                   $  1,392,817  $  1,848,786     $   (892,819)      $0       $  2,348,784

1997
   Allowance for doubtful accounts                $    350,000  $    363,556     $   (188,556)      $0       $    525,000
   Valuation allowance against deferred
     tax assets                                   $        -0-  $  1,392,817     $         -0-      $0       $  1,392,817

1996
   Allowance for doubtful accounts                $    325,000  $    350,131     $   (325,131)      $0       $    350,000


(a) Such amounts include balances assumed in the acquisition of FormMaker, EZPower, and Maitland. See Notes to Consolidated Financial Statements for further discussion.

(b) Such amounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable accounts.

(c) Such amounts relate to the tax benefit from utilization of net operating loss and reduction of the valuation allowance based on management's assessment of the likelihood of realizability of the loss carry forwards.

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

     10.1 Cooperative Marketing Agreement between Image Sciences Inc. and Xerox Corporation August 16, 1994. (filed as exhibit 10.1 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

     10.2 Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.2 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

     10.3 1997 Equity Compensation Plan (filed as exhibit 10.3 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference).

     11.1*  Statement regarding Computation of Per Share Earnings.

     13.1*  1998 Annual Report to Stockholders. (for EDGAR filing purposes only)

     21.1*  Subsidiaries of the Registrant.

     23.1*  Consent of PricewaterhouseCoopers LLP, Independent Accountants

     27.1*  Financial   Data   Schedule.   (for  EDGAR  filing   purposes  only)

----------
     *      Filed herewith.

                                  EXHIBIT 11.1

                          DocuCorp International, Inc.
                        Computation of Earnings per Share
                For the Years Ended July 31, 1998, 1997, and 1996

                                                                    1998                1997               1996
                                                               ----------------    ---------------    ----------------
NET INCOME (LOSS) PER SHARE:

BASIC

Net income (loss)                                                $  3,184,327        $(16,101,787)     $    2,321,280
                                                               ================    ===============    ================

Weighted average shares outstanding used in the
  net income (loss) per share calculation                          12,587,473           7,377,271           6,201,684
                                                               ================    ===============    ================

Basic net income (loss) per share                                $       0.25        $      (2.18)    $          0.37
                                                               ================    ===============    ================

DILUTED

Net income (loss)                                                $  3,184,327        $(16,101,787)    $     2,321,280
                                                               ================    ===============    ================

Weighted average shares outstanding                                12,587,473           7,377,271           6,201,684

Additional  weighted  average  shares from  assumed
 exercise of dilutive  stock options and warrants, net of
 shares to be repurchased with exercise
 proceeds                                                           2,277,098                  -0-          2,179,486
                                                               ----------------    ---------------    ----------------

Weighted average shares outstanding used in the
   net income (loss) per share calculation                         14,864,571           7,377,271           8,381,170
                                                               ================    ===============    ================

Diluted net income (loss) per share                              $       0.21               (2.18)    $          0.28
                                                               ================    ===============    ================


Due to the adoption of SFAS 128 and the conversion feature of Class B common stock into Common Stock, which conversion occurred on April 9, 1998, the historical basic and diluted calculations include the effect of conversion of Class B common stock as of the date of original issuance, which were previously reported in pro forma computations prior to conversion.

                                  EXHIBIT 13.1

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, timely development and acceptance of new products and services, dependence upon the insurance industry, integration of operating subsidiaries, reliance on a major client relationship, and fluctuations in operating results. Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated, or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Overview

     DocuCorp develops, markets, and supports a portfolio of open-architecture, enterprise-wide document automation software products that enable its customers to produce complex, high-volume, individualized documents. In addition, the
Company provides document automation consulting, systems integration, and document processing and printing services through a 170-person service organization. Document processing and printing services utilize the Company's software to provide solutions for handling high-volume, complex print, finish, and mailing for customers who outsource this activity.

     DocuCorp was formed in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). The Merger was treated as an acquisition of FormMaker by Image Sciences, and accordingly, the Merger transaction was recorded under the
purchase  method  of  accounting.   The  accompanying   consolidated   financial
statements include the accounts of the Company and its subsidiaries. Consolidated results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997. As described in the footnotes to the consolidated financial statements, the Company incurred one-time charges aggregating $21.4 million during fiscal 1997 in connection with the Merger, primarily related to acquired in-process technology and compensation charges related to the repurchase and remeasurement of certain employee stock options. Due to the lack of comparability of the results of operations for periods prior to and subsequent to the Merger, supplemental analysis of unaudited pro forma combined statements of operations information of the Company has been included in the accompanying analysis.

     In March 1998, the Company acquired all of the capital stock of EZPower Systems, Inc. ("EZPower") and Maitland Software, Inc. ("Maitland"). EZPower develops, markets, and supports document management software products. Maitland has developed a data acquisition and transformation program which allows users the ability to more easily interface existing applications and databases with document printing and publishing software. Both of these acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of EZPower and Maitland for all periods subsequent to the acquisition date are included in the accompanying consolidated financial statements. The inclusion of the operating results of EZPower and Maitland from the acquisition date is not material to the overall operations of the Company; therefore, the historical results have been excluded from the supplemental analysis of unaudited pro forma combined statements of operations information of the Company in the accompanying analysis.

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

Results of Operations

Historical Operating Results of the Company

     The  following  table  sets  forth  selected  consolidated   statements  of
operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                 Years ended July 31,
                                               ----------------------
                                                  1998       1997
                                               ---------  -----------
Revenues
     Professional services                          56%         35%
     License                                        20          23
     Maintenance and other recurring                24          42
                                               ---------  -----------
       Total revenues                              100         100
                                               ---------  -----------
Expenses
     Professional services                          42          23
     Product development and support                18          28
     Selling and marketing                          14          13
     General and administrative                     14          14
     Merger-related charges                          0         122
                                               ---------  -----------
       Total expenses                               88         200
                                               ---------  -----------
       Operating income (loss)                      12        (100)
     Other income (expense), net                     0           1
                                               ---------  -----------
       Income (loss) before income taxes            12         (99)
     Provision (benefit) for income taxes            5          (7)
                                               =========  ===========
       Net income (loss)                             7%        (92)%
                                               =========  ===========

Fiscal Year Ended July 31, 1998 Compared to Fiscal Year Ended July 31, 1997

Revenues

         The inclusion of a full year of FormMaker's results for the fiscal year ended July 31, 1998 was primarily responsible for the 159% increase in total revenues. Professional services revenues increased significantly and license revenues increased 117% due to inclusion of FormMaker's results in the fiscal year ended July 31, 1998. Maintenance and other recurring revenues increased 49% as a result of inclusion of FormMaker's maintenance revenues and an increased customer base.

     Backlog for the Company's products and services of approximately $28.5 million as of July 31, 1998, of which approximately $16.2 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

     FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with Policy Management Systems Corporation ("PMSC"). Revenues from PMSC under this agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were approximately $5.5 million and $10.3 million, respectively. Subsequent to year end, both parties agreed to terminate the marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide

     In addition, PMSC terminated its print outsourcing agreement effective May 1998. Revenues from PMSC under this agreement for the year ended July 31, 1998 and 1997 (on a pro forma basis) were approximately $4.4 million and $5.3 million, respectively. Accordingly, print outsourcing revenues are expected to decline from fiscal year 1998 levels until the Company is able to replace this business with new business.

     Although the Company is not aware of any material adverse effects on its business, the Company is unable to predict the impact, if any, on its revenues as a result of its customers being distracted from their document automation needs as their attention is redirected, or customer resources are diverted, to becoming Year 2000 compliant.

Professional services expense

     Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. The majority of the $15.0 million increase is due to the inclusion of FormMaker personnel and related expenses during the entire fiscal year ended July 31, 1998. Postage and supplies expense of approximately $4.0 million for print outsourcing services, compared with $1.0 million in the prior year, also contributed to the increase. For the fiscal years ended July 31, 1998 and 1997, professional services expense represented 75% and 65% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to higher profit margins earned under a short-term print outsourcing agreement in fiscal 1997. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

Product development and support expense

     Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the fiscal year ended July 31, 1998, product development and support expense increased 68% compared to the corresponding prior year period, largely due to development efforts related to the Company's DAP product line, which was acquired in the Merger. The Company anticipates continued acceleration of development efforts, including the integration of existing products with the Internet to provide an enterprise-wide Internet solution, integration of its newly acquired document management and workflow solutions with its existing offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Accordingly, expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Accordingly, the Company has been evaluating the impact of the Year 2000 on its product line and services offerings, as well as its internal systems and hardware. Relative to its product line, all current versions of the Company's products are designed to be "Year
2000" compliant. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreements remain in force. The Company is in the process of determining the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in any material adverse impact on the Company's business or financial condition. No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

     As to its own internal software systems and hardware, the Company has identified and is currently reviewing all key areas. The Company believes there is no significant exposure to the Company related to the Year 2000 issue and that the majority of identified non-compliant systems are planned to be upgraded as part of its normal upgrade process within the next 12 months. The cost of upgrading or replacing other non-compliant hardware and software is not expected to be material.

Selling and marketing expense

     Selling and marketing expense increased 165% primarily as the result of inclusion of operations acquired in the Merger and increased commissions. Sales commissions increased due to increased revenues and a new fiscal 1998 sales compensation plan that was expanded to provide compensation on all revenue types. The Company also focused on advertising, marketing, and participating in trade shows to increase market awareness, which increased these types of expenditures.

General and administrative expense

     In fiscal 1998, general and administrative expense increased 166%. The increased expense resulted from inclusion of operations acquired in the Merger, goodwill amortization as a result of the Merger and recent acquisitions, and legal defense and settlement costs related to the resolution of two outstanding litigation matters.

Other income (expense), net

     The 183% decrease in other income (expense), net was due to a decrease in interest income and a significant increase in interest expense. Interest income decreased due to an $8.0 million distribution to stockholders and option holders concurrent with the Merger in May 1997. Interest expense was significantly higher in fiscal 1998 due to the assumption of debt and capitalized leases in connection with the Merger and acquisitions. As a result of the receipt of approximately $18.5 million of Initial Public Offering ("IPO") proceeds in April 1998, interest income increased in the fourth quarter of fiscal 1998 and is expected to continue to increase due to significant cash and cash equivalent balances. Interest expense is expected to significantly decrease due to the repayment of the Company's debt in April 1998.

Provision for income taxes

     The effective tax rate for the year ended July 31, 1998 was approximately 41%. The majority of goodwill amortization related to the Merger and recent acquisitions is non-deductible, which increased the effective tax rate for fiscal 1998. The tax benefit related to the net loss for the fiscal year ended July 31, 1997 was approximately 7% due to the non-deductibility, for tax purposes, of the in-process technology charge associated with the Merger. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the fiscal year ended July 31, 1998.

Net income

     Net income increased significantly due to increased revenue, inclusion of FormMaker's results for a full year, and economies of scale achieved with the combined companies. During fiscal year 1997, the Company incurred non-recurring Merger-related charges of $21.4 million.

Fiscal Year Ended July 31, 1997 Compared to Fiscal Year Ended July 31, 1996

Revenues

     Total revenues increased 53% due primarily to the inclusion of FormMaker's results subsequent to the Merger. Professional services revenues increased 651% principally due to the implementation of print outsourcing operations acquired in the Merger. During the fourth quarter, license revenues significantly declined which caused an overall 15% decrease in annual license revenues as compared to the previous year. The Company believes this decline is attributable to the impact of the Merger on customer buying decisions which may have been delayed pending the integration of Image Sciences and FormMaker's product strategies. Maintenance and other recurring revenues increased 24% due to the inclusion of FormMaker's recurring maintenance revenues since the Merger and an increased customer base.

Professional services expense

     The majority of the increase in professional services expense is due to the inclusion of FormMaker personnel associated with both the professional and print outsourcing services areas subsequent to the date of the Merger. Print outsourcing services incurred approximately $1.0 million in direct postage and supplies expense which further contributed to the increase. Costs for professional services expense represented 65% and 80% of professional services revenue for fiscal 1997 and 1996, respectively. The decrease in cost as a percentage of professional services revenue is primarily due to the inclusion of costs related to the Company's biennial user group conference in 1996, higher profit margins earned under a short-term print outsourcing agreement in 1997, and economies of scale of the significantly expanded services operations.

Product development and support expense

     Product development and support expense consists primarily of research and development efforts, amortization of capitalized software costs, customer support, and other product support costs. Product development and support expense increased by 12% in fiscal 1997. Before capitalization and amortization, product development and support expense increased 22% primarily as a result of the development efforts related to operations acquired in the Merger and the addition of significant resources focused on research activities to expand the Company's product offerings.

Selling and marketing expense

     Selling and marketing expense increased 35% primarily as a result of inclusion of operations acquired in the Merger and increased commissions. Sales commissions associated with increased sales increased principally as a result of commissions on professional services contracts executed subsequent to the date of the Merger.

General and administrative expense

     General and administrative expense increased 80% due primarily to inclusion of operations acquired in the Merger, profit-based performance bonuses, and costs associated with the Merger. Profit-based performance bonuses increased due to achievement of performance and financial goals.

Merger-related charges

     Non-recurring Merger-related charges aggregating $21.4 million consist of acquired in-process technology, compensation charges, and other Merger-related charges. Acquired in-process technology of $13.5 million was charged to expense on the closing date of the Merger. Merger-related compensation and other related charges of approximately $7.9 million relate to the repurchase of stock options and the creation of a new measurement date for outstanding options converted to options to purchase Class B common stock.

Other income (expense), net

     Other income (expense), net decreased 11% due primarily to increased interest expense charges. Interest income increased 15% due to significant cash, cash equivalents, and short-term investments held by the Company until $8.0 million was distributed in cash to stockholders and option holders concurrent with the Merger. Interest expense increased 82% because of debt assumed in the Merger.

Provision for income taxes (benefit)

     The Company recorded a tax benefit of 7% related to its net loss for the year ended July 31, 1997. The Company's effective tax rate for the year ended July 31, 1996 was approximately 37%. The 1997 effective tax rate differs from the 1996 effective tax rate due primarily to the in-process technology charge which was not deductible for tax purposes.

Net income (loss)

     Non-recurring Merger-related charges of approximately $21.4 million resulted in a net loss of $16.1 million in 1997. Excluding Merger-related charges, income before taxes increased 13% from 1996 primarily as a result of increased revenues.

Unaudited Pro Forma Combined Operating Results of the Company

     The following is a supplemental comparison of the unaudited pro forma combined operating results of the Company assuming the acquisition of FormMaker occurred on August 1, 1996. The supplemental information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from the consolidated financial statements of the Company and the consolidated financial statements of FormMaker. For periods prior to May 15, 1997 the Company, Image Sciences, and FormMaker were not under common control or management and, as a result, the selected unaudited pro forma combined financial information is not necessarily indicative of or comparable to the operating results that would have occurred had the Merger occurred as of or at the beginning of the period presented or that will occur in the future.


                                                                 Years ended July 31,
                                                           -------------------------------
                                                                1998              1997
                                                               Actual          Pro Forma
                                                           --------------    -------------
Revenues                                                            (In thousands)
     Professional services                                       $ 25,533         $ 20,828
     License                                                        8,885            8,153
     Maintenance and other recurring                               10,829            9,435
                                                           --------------    -------------
       Total revenues                                              45,247           38,416
                                                           --------------    -------------
Expenses
     Professional services                                         19,033           16,547
     Product development and support                                8,318            6,836
     Selling, general and administrative                           12,294           11,450
                                                           --------------    -------------
       Total expenses                                              39,645           34,833
                                                           --------------    -------------
       Operating income                                             5,602            3,583
     Other income (expense), net                                     (178)            (690)
                                                           --------------    -------------
       Income before income taxes                                   5,424            2,893
     Provision for income taxes                                     2,240            1,179
                                                           --------------    -------------
       Net income                                                $  3,184         $  1,714
                                                           ==============    =============



                                                                Years ended July 31,
                                                           -----------------------------
                                                                 1998            1997
                                                                Actual        Pro Forma
                                                           --------------  -------------
Revenues
                                                           (As a percent of total revenues)
     Professional services                                             56%            54%
     License                                                           20             21
     Maintenance and other recurring                                   24             25
                                                           --------------  -------------
       Total revenues                                                 100            100
                                                           --------------  -------------
Expenses
     Professional services                                             42             43
     Product development and support                                   18             18
     Selling, general and administrative                               28             30
                                                           --------------  -------------
       Total expenses                                                  88             91
                                                           --------------  -------------
       Operating income                                                12              9
     Other income (expense), net                                        0             (2)
                                                           --------------  -------------
       Income before income taxes                                      12              7
     Provision for income taxes                                         5              3
                                                           --------------  -------------
       Net income                                                       7%             4%
                                                           ==============  =============

Fiscal Year Ended July 31, 1998 Compared to Fiscal Year Ended July 31, 1997 (on a Pro Forma Basis)


Revenues

     Revenues for the fiscal year ended July 31, 1998 increased 18% compared to pro forma total revenues for the prior year period due primarily to a 23% increase in professional services revenues. Professional services revenues increased due to significant increases in consulting and implementation services to the insurance and utilities industries and increases in the print outsourcing business during fiscal 1998. In May 1998, PMSC terminated its print outsourcing agreement; accordingly, print outsourcing revenues are expected to decline from fiscal year 1998 levels until the Company is able to replace this business with new business. License revenues increased 9% in the fiscal year ended July 31, 1998 due primarily to increases in license revenues to the utilities industry. Maintenance and other recurring revenues increased 15% in the fiscal year ended July 31, 1998 due to an expanded number of customers utilizing the combined companies' product offerings.

Professional services expense

     Professional services expense increased 15% for the fiscal year ended July 31, 1998 compared to pro forma expense for the prior year period due primarily to increased staffing and related costs as the professional services organizations were expanded. Professional services expense represented 75% and 79% of professional services revenues for the years ended July 31, 1998 and 1997 (on a pro forma basis), respectively. The decrease in cost as a percentage of professional services revenues is due primarily to replacement of lower margin third-party revenues with more profitable direct business and efficiencies achieved from the Merger.

Product development and support expense

     Product development and support expense increased 22% for the fiscal year ended July 31, 1998 as compared to pro forma expense for the prior year period as the Company continued to develop new technologies, including integration of the EZPower and Maitland products with its existing product offerings, as well as enhance and update its existing product offerings. As a percentage of total revenues, product development and support expense was 18% for both the years ended July 31, 1998 and 1997 (on a pro forma basis).

Selling, general and administrative expense

     Selling, general and administrative expense increased 7% for the fiscal year ended July 31, 1998 as compared to pro forma expense for the prior year period. As a percentage of total revenues, these expenses decreased to 28% for the year ended July 31, 1998 from 30% for the year ended July 31, 1997 (on a pro forma basis) as a result of increased economies of scale from higher revenues and the impact of combined operations. The Company attributes the aggregate increase primarily to selling costs related to the increase in revenues, as well as legal defense and settlement costs incurred in fiscal 1998.

Other income (expense), net

     Other income (expense), net decreased 74% for the fiscal year ended July 31, 1998 compared to pro forma other income (expense), net for the prior year period due primarily to the repayment of the Company's outstanding dept in April 1998 with the receipt of IPO proceeds. Interest income increased during the fourth quarter of fiscal 1998 as a result of the significant cash and cash equivalent balances.

Provision for income taxes

     The effective tax rates for both the years ended July 31, 1998 and 1997 (on a pro forma basis) were approximately 41%. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and recent acquisitions.

Net income

     Net income increased by approximately $1.5 million for the fiscal year ended July 31, 1998 as compared to pro forma net income for the prior year period due primarily to an 18% increase in revenues, partially offset by a 14% increase in operating expenses.

Liquidity and Capital Resources

     At July 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $14.4 million. The Company completed an IPO in the form of a rights offering to Safeguard Scientifics, Inc. ("Safeguard") stockholders in April 1998. Net proceeds to the Company from this offering, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million.

     Cash and cash equivalents for the fiscal year ended July 31, 1998 increased $11.6 million due primarily to the receipt of IPO proceeds offset by repayment of outstanding debt. Cash flows provided by operating activities were $5.9 million as the result of profitable operations and various other cash and non-cash operating activities. Cash flows from investing activities used $2.5 million in cash primarily for development of capitalized software and purchase of fixed assets. Cash flows from financing activities provided $8.2 million as the result of the receipt of IPO proceeds which were partially offset by repayment of $11.9 million of debt.

     Working capital was $16.0 million at July 31, 1998, compared with $1.6 million at July 31, 1997. The increase in working capital is primarily due to the receipt of IPO proceeds in April 1998.

     In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. This credit facility was renegotiated in September 1997. Under the new agreement, $3.5 million bears interest at the bank's prime rate less 0.25%, or 8.25% as of July 31, 1998. The remaining $6.5 million bears interest at the bank's prime rate, or 8.50% as of July 31, 1998, and is collateralized by substantially all of the Company's assets. Approximately $6.5 million of the credit facility may be converted in September 1998 into a term loan provided the Company has given the bank thirty days' written notice and is not in default. The principal balance of the term loan is payable in twenty-four monthly installments. The Company does not anticipate converting the $6.5 million portion of the credit facility into a term loan. The $3.5 million portion of the credit facility is due and payable in March 1999. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 1998 there were no borrowings under this credit facility.

     The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement, and support of its software offerings, and the selling and marketing costs associated principally with continued entry into new vertical and international markets. The Company's business is not capital-intensive and capital expenditures in any given year are ordinarily not significant.

     The Company currently anticipates that amounts available from the IPO proceeds, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

================================================================================










                        Report of Independent Accountants




To the Board of Directors and Stockholders of DOCUCORP INTERNATIONAL, INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of DocuCorp International, Inc. and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Dallas, Texas
September 9, 1998

                          DocuCorp International, Inc.
                           Consolidated Balance Sheets
                             July 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                        1998                1997
                                                                                                   ------------        ------------
Assets
  Current assets
    Cash and cash equivalents                                                                      $ 14,439,807        $  2,869,458
    Accounts receivable, net of allowance of $950,000 and $525,000,
       respectively                                                                                  11,926,007           9,010,784
    Current portion of deferred taxes                                                                   469,086             380,925
    Income tax refund receivable                                                                        706,049             503,888
    Other current assets                                                                              1,244,684             553,977
                                                                                                   ------------        ------------
          Total current assets                                                                       28,785,633          13,319,032

  Fixed assets, net of accumulated depreciation of $3,257,705 and $1,983,864,
       respectively                                                                                   2,979,648           3,087,578
  Software, net of accumulated amortization of $7,047,098 and $5,397,344,
       respectively                                                                                   8,136,574           7,408,113
  Deferred taxes                                                                                        670,719           1,029,473
  Goodwill, net of accumulated amortization of $1,126,924 and $160,522,
       respectively                                                                                  11,021,993           7,544,535
  Other assets                                                                                          325,934             309,434
                                                                                                   ------------        ------------
                                                                                                   $ 51,920,501        $ 32,698,165
                                                                                                   ============        ============

Liabilities and stockholders' equity (deficit)
  Current liabilities
         Accounts payable                                                                          $  1,750,098        $  1,164,012
         Accrued liabilities:
             Accrued compensation                                                                     1,207,166           1,142,199
             Other                                                                                    1,077,359           1,532,300
         Income taxes payable                                                                           223,589             412,000
         Current portion of long-term debt                                                                    0             191,652
         Current portion of obligations under capital leases                                             63,429             454,199
         Deferred revenue                                                                             8,476,022           6,778,212
                                                                                                   ------------        ------------
          Total current liabilities                                                                  12,797,663          11,674,574
   Obligations under capital leases                                                                      23,909              33,993
   Long-term debt                                                                                             0           8,759,156
   Other long-term liabilities                                                                          666,149             631,748
   Redeemable Class B common stock, 7,000,000 shares authorized, $.01 par value, 5,623,229 shares issued and outstanding at redemption
     value at July 31, 1997                                                                                   0          19,118,978
   Stockholders' equity (deficit):
     Common stock, 50,000,000 shares authorized, $.01 par value,
        16,525,561 and 5,133,353 shares issued and outstanding,
        respectively                                                                                    165,256              51,334
   Additional paid-in capital                                                                        47,561,714           4,912,649
   Retained deficit                                                                                  (9,228,765)        (12,413,092)
   Notes receivable from stockholders                                                                   (65,425)            (71,175)
                                                                                                   ------------        ------------
          Total stockholders' equity (deficit)                                                       38,432,780          (7,520,284)
                                                                                                   ------------        ------------
                                                                                                   $ 51,920,501        $ 32,698,165
                                                                                                   ============        ============

          See accompanying notes to consolidated financial statements

                          DocuCorp International, Inc.
                      Consolidated Statements of Operations
                For the Years Ended July 31, 1998, 1997, and 1996
================================================================================

                                                                               1998            1997            1996
                                                                            -----------    ------------     ----------
Revenues
     Professional services                                                  $25,532,869     $ 6,150,625     $  819,034
     License                                                                  8,885,308       4,092,491      4,793,031
     Maintenance and other recurring                                         10,828,671       7,259,702      5,858,256
                                                                            -----------    ------------     ----------
                Total revenues                                               45,246,848      17,502,818     11,470,321
                                                                            -----------    ------------     ----------
Expenses
     Professional services                                                   19,032,419       3,999,504        655,911
     Product development and support                                          8,318,307       4,955,617      4,405,932
     Selling and marketing                                                    5,954,162       2,246,270      1,665,961
     General and administrative                                               6,340,207       2,383,233      1,326,141
     Merger-related charges                                                           0      21,377,855              0
                                                                            -----------    ------------     ----------
                Total expenses                                               39,645,095      34,962,479      8,053,945
                                                                            -----------    ------------     ----------
                Operating income (loss)                                       5,601,753     (17,459,661)     3,416,376
     Other income (expense), net                                               (177,426)        213,874        239,904
                                                                            -----------    ------------     ----------
                Income (loss) before income taxes                             5,424,327     (17,245,787)     3,656,280
     Provision (benefit) for income taxes                                     2,240,000      (1,144,000)     1,335,000
                                                                            -----------    ------------     ----------
                Net income (loss)                                            $3,184,327    $(16,101,787)    $2,321,280
                                                                            ===========    ============     ==========

Net income (loss) per share:
     Basic                                                                  $      0.25    $      (2.18)    $     0.37
                                                                            -----------    ------------     ----------
     Diluted                                                                $      0.21    $      (2.18)    $     0.28
                                                                            -----------    ------------     ----------
Weighted average shares outstanding used in the
 net income (loss) per share calculation:
     Basic                                                                   12,587,473       7,377,271      6,201,684
                                                                            -----------    ------------     ----------
     Diluted                                                                 14,864,571       7,377,271      8,381,170
                                                                            ===========    ============     ==========

                          DocuCorp International, Inc.
                      Consolidated Statements of Cash Flows
                For the Years Ended July 31, 1998, 1997, and 1996

                                                                               1998            1997             1996
                                                                            -----------    ------------     ----------
Cash flows from operating activities
    Net income (loss)                                                       $ 3,184,327    $(16,101,787)    $2,321,280
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
          Charge for acquired in-process technology                                   0      13,500,000              0
          Stock option compensation expense                                      20,119       7,698,143         49,988
          Depreciation                                                        1,273,905         573,645        363,931
          Amortization of capitalized software                                1,786,653         930,829        813,832
          Amortization of goodwill                                              966,402         160,522              0
          Tax benefit from utilization of net operating loss                    350,434               0              0
          Increase (decrease) in allowance for doubtful
              accounts                                                          403,806         (63,363)        25,000
          Changes in assets and liabilities, net of effects
              from acquisitions:
              Increase in accounts receivable                                (3,234,250)        (76,411)       (22,131)
              (Increase) decrease in income tax refund receivable              (202,161)       (503,888)       222,033
              (Increase) decrease in deferred tax assets                          1,711      (1,010,930)       (56,113)
              Increase in other assets                                          (44,512)        (23,340)       (74,642)
              Increase (decrease) in accounts payable                           507,778        (174,940)       (96,939)
              Increase (decrease) in accrued liabilities                       (615,231)        432,989         71,701
              Increase (decrease) in income taxes payable                      (188,413)       (243,264)        65,033
              Increase in deferred revenue                                    1,667,146       1,326,875        438,841
              Increase (decrease) in deferred tax liabilities                         0        (383,070)       226,158
                                                                            -----------    ------------     ----------
                   Total adjustments                                          2,693,387      22,143,797      2,026,692
                                                                            -----------    ------------     ----------
                   Net cash provided by operating activities                  5,877,714       6,042,010      4,347,972
                                                                            -----------    ------------     ----------

Cash flows from investing activities
    (Purchase) sale of short-term investments, net                                    0       5,308,806     (2,308,806)
    Purchase of fixed assets                                                   (994,707)       (547,301)      (356,017)
    Capitalized software development costs                                   (1,515,114)       (997,263)      (533,649)
    Net cash acquired in business combinations                                   30,803       1,714,416              0
                                                                            -----------    ------------     ----------
                  Net cash provided by (used in) investing activities        (2,479,018)      5,478,658     (3,198,472)
                                                                            -----------    ------------     ----------
Cash flows from financing activities
    Repayment of debt                                                       (11,877,132)     (2,448,011)    (1,534,430)
    Principal payments under capital lease obligations                         (400,855)       (148,361)       (56,388)
    Purchase of tendered stock and options                                            0      (5,192,293)             0
    Preferred stock dividend                                                          0      (2,807,709)             0
    Proceeds from exercise of warrants and options                            1,056,013          15,644         45,432
    Proceeds from sale of warrants                                                    0           6,100              0
    Tax benefit related to stock option exercises                               531,050          14,404         14,922
    Net proceeds from issuance of stock                                      18,589,153               0              0
    Proceeds from repayment of note receivable from stockholder                   5,750               0              0
    Proceeds from stock issued to employees under Employee
       Stock Purchase Plan                                                      267,674               0              0
                                                                            -----------    ------------     ----------
                  Net cash provided by (used in) financing activities         8,171,653     (10,560,226)    (1,530,464)
                                                                            -----------    ------------     ----------
Net increase (decrease) in cash and cash equivalents                         11,570,349         960,442       (380,964)
Cash and cash equivalents at beginning of year                                2,869,458       1,909,016      2,289,980
                                                                            -----------    ------------     ----------
Cash and cash equivalents at end of year                                    $14,439,807    $  2,869,458     $1,909,016
                                                                            ===========    ============     ==========

            See non-cash activities disclosed in Notes 3, 5, and 10.

          See accompanying notes to consolidated financial statements.

                          DocuCorp International, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                For the Years Ended July 31, 1998, 1997 and 1996
================================================================================


                                                                       Additional    Retained
                                          Preferred         Common       Paid-in     Earnings       Notes
                                            Stock           Stock        Capital     (Deficit)    Receivable      Total
                                         ------------ ------------- ------------- ------------- ------------ -------------
Balance at July 31, 1995                  $ 202,037     $  34,944   $ 1,193,636    $ 4,175,124  $         0  $ 5,605,741
Exercise of warrants  to purchase
        329,735 shares of Common Stock                      3,298        (1,396)                                   1,902
Exercise of stock options to purchase
        223,798 shares of Common Stock                      2,238        41,292                                   43,530
Compensation expense related to
        non-qualified stock options                                      49,988                                   49,988
Tax benefit related to exercise of
        non-qualified stock options                                      14,922                                   14,922
Net income                                                                           2,321,280                 2,321,280
                                         ------------ ------------- ------------- ------------- ------------ -------------
Balance at July 31, 1996                    202,037        40,480     1,298,442      6,496,404            0    8,037,363
Exercise of stock options to purchase
     34,339 and 520 shares of Common
     Stock and Class B common stock,
     respectively                                             343        13,538                                   13,881
Payment of preferred stock dividend                                                 (2,807,709)               (2,807,709)
Purchase of 865,513 shares of tendered
     Common Stock                                          (8,656)   (2,487,749)                              (2,496,405)
Conversion of Image Sciences common
     stock and preferred stock to
     5,622,709
     shares of Class B common stock        (202,037)      (31,981)  (18,883,193)                             (19,117,211)
Conversion of FormMaker common stock to
     5,114,789 shares of Common Stock                      51,148    19,948,852                               20,000,000
Assumption of notes receivable from
     stockholders                                                                                   (71,175)     (71,175)
Sale of warrants to purchase Common Stock                                 6,100                                    6,100
Compensation expense related to
     non-qualified stock options                                      5,002,255                                5,002,255
Tax benefit related to exercise of
     non-qualified stock options                                         14,404                                   14,404
Net loss                                                                           (16,101,787)              (16,101,787)
                                         ------------ ------------- ------------- ------------- ------------ -------------
Balance at July 31, 1997                          0        51,334     4,912,649    (12,413,092)     (71,175)  (7,520,284)
Exercise of stock options to purchase
     885,993 shares of Common Stock                         8,860     1,047,153                                1,056,013
Conversion of 5,623,229 shares of Class B
     common stock to Common Stock                          56,232    19,062,746                               19,118,978
Issuance of 4,000,000 shares of Common
     Stock in initial public offering                      40,000    18,549,153                               18,589,153
Repayment of note receivable from                                                                     5,750        5,750
stockholder
Acquisition of EZPower Systems, Inc.                        6,500     2,593,500                                2,600,000
Acquisition of Maitland Software, Inc.                      1,700       578,300                                  580,000
Issuance of 62,982 shares of Common
     Stock to employees under Employee
     Stock Purchase Plan                                      630       267,044                                  267,674
Compensation expense related to
     non-qualified stock options                                         20,119                                   20,119
Tax benefit related to exercise of
     non-qualified stock options                                        531,050                                  531,050


          See accompanying notes to consolidated financial statements.

                          DocuCorp International, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                For the Years Ended July 31, 1998, 1997 and 1996
================================================================================

Net income                                                                           3,184,327                 3,184,327
                                         ------------ ------------- ------------- ------------- ------------ -------------
Balance at July 31, 1998                 $        0     $ 165,256   $47,561,714    $(9,228,765)   $ (65,425) $38,432,780
                                         ------------ ------------- ------------- ------------- ------------ -------------


          See accompanying notes to consolidated financial statements.

Note 1 -  Organization and Summary of Significant Accounting Policies

DocuCorp International, Inc. ("DocuCorp" or the "Company"), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Inc. ("EZPower"), and Maitland Software, Inc. ("Maitland"). Results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997. As described in Note 3, the Company incurred one-time charges aggregating $21,377,855 in connection with the Merger, primarily related to acquired in-process technology and compensation charges. Results of EZPower and Maitland are included from the effective date of the acquisitions, March 31, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's business includes developing, marketing, and supporting computer software designed to automate the process of storing, managing, and distributing business documents. The Company also provides professional services and outsourcing of processing and printing. The majority of the Company's business is currently derived from companies in the insurance industry.


Revenue recognition

Revenue from licensing of standard software is recognized upon shipment of the software. Revenue from software licenses which include a cancellation clause is recognized upon expiration of the cancellation period. Revenue derived from the development and installation of software packages under long-term contracts is recognized on a percentage-of-completion basis. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the purchaser. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined.

Revenue from maintenance contracts, and maintenance revenue that is packaged with license fees, is recognized ratably over the term of the agreements. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition. Revenue related to outsourcing and professional services, such as training and consulting, is recognized as the services are performed.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, including bankers acceptance and repurchase agreements. Cash equivalents are stated at cost, which approximates fair market value. Included in cash and cash equivalents at July 31, 1998 is a $3,000,000 note receivable from a stockholder which is due upon demand (see also Note 11).

Short-term investments

The Company has the intent and ability to hold short-term investments to maturity; consequently, such investments are carried at cost, which approximates fair market value as determined by the stated interest rates. At July 31, 1998 and 1997, the Company did not have any short-term investments outstanding. Interest income from such investments was $0, $172,572, and $227,113 in 1998, 1997, and 1996, respectively.

Accounts receivable

Included in accounts receivable at July 31, 1998 and 1997 are unbilled amounts of $1,381,174 and $1,776,322, respectively. Such amounts have been recognized as revenue under the percentage-of-completion method or upon execution of the contract and shipment of the software, but prior to required payment terms.

Fixed assets, depreciation, and amortization

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated service lives using the straight-line method.

Amortization of assets recorded under capital leases is included in depreciation expense. Estimated service lives are as follows:

        Computer equipment                                      4-5 years
        Furniture and fixtures                                    5 years
        Leasehold improvements                              life of lease
        Leased equipment under capital leases                   3-5 years

Repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets' remaining estimated service life. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software

Costs of internally developed software are capitalized after the technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization. During 1998, 1997, and 1996, the Company charged to expense $5,203,612, $2,155,435, and $1,851,516, respectively, for research and development costs incurred prior to the establishment of the technological feasibility of products. Such expense is included in product development and support on the Consolidated Statements of Operations.

Goodwill

Goodwill is amortized on a straight-line basis over eight to ten years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and anticipated future undiscounted net cash flows of the related business. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

Stock split

In December 1997, the Company declared a six-for-five stock split effected in the form of a stock dividend to stockholders of record on December 9, 1997. All references in the consolidated financial statements to shares, share prices, per share amounts, and stock plans have been retroactively adjusted for the six-for-five stock split.

Income taxes

Income taxes are presented pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see also Note 10).

Net income (loss) per share

The Company's basic and diluted net income (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Concurrent with the completion of the Company's Initial Public Offering ("IPO"), all outstanding shares of Class B common stock were converted into shares of Common Stock on a one-for-one basis. Both basic and diluted net income (loss) per share have been computed assuming the conversion of Class B common stock occurred as of the date of original issuance. Due to the adoption of SFAS 128 and the conversion feature of Class B common stock into Common Stock, which conversion occurred on April 9, 1998, the historical basic and diluted calculations include the effect of conversion of Class B common stock as of the date of original issuance, which were previously reported in pro forma computations prior to conversion.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income (loss) per share for the fiscal years indicated:


                                                    1998             1997             1996
                                               -------------    -------------    -------------
Shares used in computing basic net
   income (loss) per share                       12,587,473        7,377,271        6,201,684

Dilutive effect of stock options and warrants     2,277,098                0        2,179,486
                                               -------------    -------------    -------------

Shares used in computing diluted net
   income (loss) per share                       14,864,571        7,377,271        8,381,170
                                               =============    =============    =============


Options to purchase 69,289 shares of Common Stock at an average exercise price of $5.82 per option and expiration dates ranging from 2000-2007 at July 31, 1998 were anti-dilutive and are not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the Common Stock for the period.

Stock-based compensation

During fiscal 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Note 9 contains a summary of the pro forma effects on reported net income and net income per share for fiscal 1998, 1997, and 1996 based on the fair value of options and shares as prescribed by SFAS 123.

Conversion of Image Sciences stock, options, and warrants

All references in the consolidated financial statements to shares, share prices, per share amounts, and stock plans have been adjusted retroactively for the conversion of Image Sciences common stock, preferred stock, and options or warrants to purchase common stock based on the Merger exchange ratios set forth in Note 3.

Management estimates

The preparation of the Company's financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at July 31, 1998 and 1997, and the reported amounts of revenues and expenses for the periods then ended.
Actual results could differ from those estimates.

Advertising costs

The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for 1998, 1997, and 1996 were $324,207, $59,098, and $57,471, respectively.

Recently issued accounting pronouncements

During 1997, the Financial Accounting Standards Board ("FASB") issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure (SFAS 129), comprehensive income (SFAS 130), and segment data (SFAS 131). During 1998, the FASB issued a pronouncement relating to derivative instruments and hedging activities (SFAS
133). The Company adopted the provisions relating to capital structure for the year ended July 31, 1998, the effect of which was not significant. The other pronouncements, if applicable, are required to be adopted for the year ending July 31, 1999. The adoption of these pronouncements is not expected to have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

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


In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs related to internal use software that are incurred in the preliminary project stage to be expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 for the year ended July 31, 1999. The Company does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.


Note 2 -  Fixed assets

Fixed asset balances at July 31, 1998 and 1997 are as follows:

                                                     1998                1997
                                                 -----------        -----------
Computer equipment                               $ 4,767,030        $ 3,753,129
Furniture and fixtures                             1,257,839          1,120,771
Leasehold improvements                               212,484            197,542
                                                 -----------        -----------
                                                   6,237,353          5,071,442
Less accumulated depreciation                     (3,257,705)        (1,983,864)
                                                 -----------        -----------
                                                 $ 2,979,648        $ 3,087,578
                                                 ===========        ===========

Note 3 -  Merger of Image Sciences and FormMaker

On January 15, 1997, Image Sciences entered into an Agreement and Plan of Merger with FormMaker, pursuant to which the stockholders of Image Sciences and FormMaker agreed to exchange their shares for Common Stock of the Company. The Merger was completed on May 15, 1997.

Each issued and outstanding share of FormMaker common stock, and each option or warrant to purchase common stock, was exchanged for 0.6818 shares of Company Common Stock and options or warrants to purchase Company Common Stock. Each issued and outstanding share of Image Sciences common stock, and each option to purchase common stock that was vested as of July 31, 1997, was exchanged for
1.4446 shares of Company Class B common stock and options to purchase Class B common stock. Each issued and outstanding Image Sciences option to purchase common stock that was unvested as of July 31, 1997 was exchanged for options to purchase 1.4446 shares of Company Common Stock. Each issued and outstanding share of Image Sciences preferred stock was exchanged for 1.029 shares of Company Class B common stock.

Concurrent with the closing of the Merger, Image Sciences (i) repurchased common stock and options to purchase common stock from certain stockholders for an aggregate purchase price of $5,192,293 and (ii) paid its preferred stockholder a cash dividend of $2,807,709. The Company recognized compensation expense related to the repurchase of options to purchase common stock discussed above and related to the creation of a new measurement date for outstanding options to purchase Image Sciences common stock deemed to be converted to options to purchase Company Class B common stock upon consummation of the Merger.

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


The following unaudited pro forma information for fiscal 1997 and 1996 presents a summary of consolidated results of operations of Image Sciences and FormMaker as if the Merger had occurred at the beginning of fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual results might have been had the Merger occurred at the beginning of fiscal 1996. The unaudited pro forma amounts exclude non-recurring charges recorded in the year ended July 31, 1997 for acquired in-process technology, compensation charges, and other Merger-related costs of $13,500,000, $7,649,740, and $228,115, respectively.

                                                    1997             1996
                                                -----------      -----------
Revenues                                        $38,416,000      $27,327,000
Net income                                      $ 1,714,000      $    82,000
Basic net income per share                      $      0.16      $      0.01
Diluted net income per share                    $      0.14      $      0.01

The aggregate purchase price, including direct acquisition costs, was $20,374,630 which has been allocated to the fair value of the net identifiable assets acquired, including in-process technology. Acquired in-process technology represents the present value of the estimated cash flows expected to be generated by FormMaker in-process technology. The value of the in-process technology was charged to operations on the closing date of the Merger. The purchase price was allocated as follows:

Fixed assets                                             $ 2,330,594
Capitalized software                                       5,400,000
Goodwill and other intangible assets                       7,705,057
In-process technology                                     13,500,000
Net liabilities acquired                                  (8,632,196)
Notes receivable from stockholders                            71,175
                                                      ----------------
                                                        $ 20,374,630
                                                      ================

Note 4 -  Initial Public Offering

The  Company  completed  an IPO in the form of a rights  offering  to  Safeguard
Scientifics, Inc. ("Safeguard") stockholders in April 1998. The Company's Registration Statement on Form S-1 (File No. 333-44427) with respect to the IPO was declared effective on February 24, 1998. The Company's Common Stock began trading on the Nasdaq National Market under the symbol DOCC on April 6, 1998. The Company sold 4,000,000 shares of Common Stock at a per share price of $5.00. Net proceeds to the Company, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million. Selling stockholders sold 3,460,000 shares at a per share price of $5.00. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Concurrent with the completion of the IPO, the Company used approximately $6.4 million of the net proceeds to repay (i) approximately $3.0 million due under the Company's line of credit with NationsBank, N.A., (ii) approximately $3.1 million due pursuant to three subordinated notes to Safeguard, Technology Leaders II, and TL Ventures Third Corp. which were due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13.0 million or May 15, 2000, and (iii) approximately $336,000 due to Safeguard pursuant to two notes assumed by the Company in connection with the Merger.

Note 5 -  Acquisitions

On March 31, 1998, the Company completed the acquisitions of EZPower and Maitland. EZPower develops, markets, and supports flexible Internet and client/server solutions for document management, workflow, and web content management software products. The Company acquired all of the outstanding capital stock of EZPower in exchange for 650,000 shares of the Company's Common Stock, repayment of approximately $2.5 million of EZPower's indebtedness, and payment of certain contingent cash consideration based on future performance. Maitland has developed and recently commenced marketing a data acquisition and transformation program which allows users the ability to more easily interface existing applications and databases with document printing and publishing software. The Company issued 170,000 shares of its Common Stock as consideration for the Maitland acquisition. The Company has the right to repurchase up to 100,000 of those shares based upon cumulative licensing and maintenance of the Maitland software product through the period ending July 31, 2001. Both acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of EZPower and Maitland for all periods subsequent to the acquisition date are included in the consolidated financial statements. The aggregate purchase prices, including direct acquisition costs, were $5,933,375 and $605,419 which have been allocated to the fair value of net identifiable assets in the acquisitions of EZPower and Maitland, respectively. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,753,306 and $583,373 related to the acquisitions of EZPower and Maitland, respectively, has been recorded as goodwill and is being amortized on a straight-line basis over eight years.

Note 6 -  Lease Commitments

The Company leases computer equipment under noncancelable leases which are classified as capital leases and included in fixed assets at July 31, 1998 and 1997 as follows:


                                                   1998             1997
                                                ---------       ----------
Computer equipment                              $ 498,142       $  468,551
Office equipment                                  326,042          326,042
                                                ---------       ----------
                                                  824,184          794,593
Less accumulated depreciation                    (323,269)         (95,820)
                                                ---------       ----------
                                                $ 500,915       $  698,773
                                                =========       ==========

Certain other equipment leases and the Company's obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for the years ended July 31, 1998, 1997, and 1996 totaled $2,637,820, $926,344, and $383,438, respectively.
Generally, the Company's leases provide for renewals for various periods at stipulated rates.

Future minimum lease obligations on leases in effect at July 31, 1998 are as follows:

                                                   Capital       Operating
                                                   Leases         Leases
                                                 ---------      -----------
 1999                                            $  65,979      $ 2,932,350
 2000                                               24,853        2,944,547
 2001                                                    0        1,969,799
 2002                                                    0        1,737,236
 2003                                                    0          762,301
 Thereafter                                              0          580,904
                                                 ---------      -----------
 Minimum lease payments                             90,832      $10,927,137
 Less amount representing  interest                 (3,494)     ===========
                                                 ---------
 Present value of minimum lease payments            87,338
 Less current portion                              (63,429)
                                                 ---------
Obligations under capital leases                 $  23,909
                                                 =========

The future minimum lease obligations for operating leases assumes that the Company does not exercise its option to terminate its office lease for its corporate headquarters in 2000. If the office lease is terminated in 2000, a penalty is due at that time and no further obligations would exist after the year ended July 31, 2000 under this office lease.


Note 7 - Long-Term Debt

At July 31, 1998, the Company did not have any long-term debt outstanding. All long-term debt of the Company was repaid in full with proceeds from the IPO.

Long-term debt consisted of the following at July 31, 1997:

Revolving credit facility with bank                $ 5,471,634
Notes payable to Safeguard                             479,174
Subordinated notes payable to
   Safeguard, Technology
   Leaders II, L.P., and TL
   Ventures Third Corp.                              3,000,000
                                                  -------------
                                                     8,950,808
Less current portion of debt                          (191,652)
                                                  -------------
                                                   $ 8,759,156
                                                  =============

In connection with the Merger, the Company assumed a $10,000,000 revolving credit facility from FormMaker. This credit facility was renegotiated in September 1997. Under the new agreement, $3,500,000 bears interest at the bank's prime rate less 0.25%, or 8.25% as of July 31, 1998. The remaining $6,500,000 bears interest at the bank's prime rate, or 8.50% as of July 31, 1998, and is collateralized by substantially all of the Company's assets. Approximately $6,500,000 of the credit facility may be converted in September 1998 into a term loan provided the Company has given the bank thirty days' written notice and is not in default. The principal balance of the term loan is payable in twenty-four monthly installments. The Company does not expect to convert the $6,500,000 portion of the credit facility into a term loan. The $3,500,000 portion of the credit facility is due and payable in March 1999. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 1998, there were no borrowings under this credit facility.

In connection with the Merger, the Company assumed two notes payable to Safeguard, in the original amounts of $350,000 and $275,000. Monthly principal payments aggregating approximately $16,000 plus accrued interest were due for thirty-six months commencing February 1, 1997. The notes were repaid in full with proceeds from the IPO.

Concurrent with the Merger, stockholders loaned the Company $3,000,000 in the form of subordinated notes. The notes bore interest at prime plus 1% and were due in full at the earlier of the closing of a public offering yielding net proceeds to the Company in excess of $13,000,000 or May 15, 2000. The notes were unsecured obligations of the Company and were subordinated to all senior debt. The notes were repaid in full with proceeds from the IPO.

The Company made interest payments, principally related to long-term debt, totaling $406,045, $175,339, and $183,508 for the years ended July 31, 1998,
1997, and 1996, respectively.

Note 8 -  Redeemable Class B Common Stock

If the Company did not consummate by January 31, 1998 an underwritten public offering of securities in which the managing underwriter valued the equity of the Company at $62,100,000 or more, holders of Class B common stock of the Company had the option to redeem such shares. This redemption option was exercisable from February 1, 1998 through February 1, 1999 at $3.40 per share; however, no shares of Class B common stock were presented for redemption. Upon consummation of the IPO in April 1998, each issued and outstanding share of the Company's Class B common stock automatically converted into Company Common Stock on a one-for-one basis.

Note 9 -  Stockholders' Equity (Deficit)

Preferred stock

All outstanding Image Sciences preferred stock was exchanged for the Company's Class B common stock pursuant to the Merger. Concurrent with the Merger, the Company authorized 1,000,000 shares of preferred stock which the board of directors of the Company may issue with such preferences and rights as it may designate. As of July 31, 1998, there were no issued or outstanding shares of preferred stock.

Employee benefit plans

The Company's 401(k) plan, as defined by the United States Internal Revenue Code, allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by the Company as determined by the Company's board of directors.

During the year ended July 31, 1998, the Company adopted an employee stock purchase plan which allows eligible employees to purchase Company Common Stock at a 15% discount of market value. An aggregate of 600,000 shares of Common Stock have been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 1998, the Company has issued 62,982 shares under the plan.

Stock options

The Company provides equity incentives to employees and directors by means of incentive stock options and non-qualified stock options which historically have been provided under various stock option plans. The Company now issues options from the 1997 Equity Compensation Plan. Stock options generally vest over a period of three to five years. The Company may grant non-qualified stock options at an option price per share determined by the board of directors. Under this plan, the Company has reserved 980,000 shares for issuance as of July 31, 1998. Options generally expire ten years from the date of grant. Activity under all plans is summarized as follows:

                                                       Shares Under
                                                    Outstanding Options
                                            ------------------------------------
                                                                     Weighted
                                              Outstanding            Average
                                               Options            Exercise Price
                                            -------------         --------------
Balances at July 31, 1995                     3,304,319               $ .21
   Granted                                      336,302                 .73
   Exercised                                   (223,798)                .19
   Expired                                     (399,750)                .08
                                            -----------               -----
Balances at July 31, 1996                     3,017,073                 .29
   Exercised                                    (34,859)                .45
   Expired                                      (47,845)                .59
   Purchase of options                         (937,357)                .01
   FormMaker options assumed                    973,116                3.43
                                            -----------               -----
Balances at July 31, 1997                     2,970,128                1.40
   Granted                                      767,000                3.72
   Exercised                                   (885,993)               1.19
   Expired                                     (286,540)               3.34
                                            -----------               -----
Balances at July 31, 1998                     2,564,595               $1.91
                                            ===========               =====

Of the outstanding options at July 31, 1998, the weighted average remaining contractual life is 6.75 years. Options to purchase 1,727,64 9 shares of Common Stock at a weighted average exercise price of $1.42 are vested at July 31, 1998.

Stock-based compensation

Pursuant to SFAS 123, the Company is required to report pro forma information regarding net income (loss) and net income (loss) per share for awards granted or modified in fiscal years 1996 and thereafter as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average fair value of options granted during fiscal 1998, 1997, and 1996 was $0.59, $3.40, and $0.73 per option, respectively. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.76, 5.75, and 5.90 percent; no expected dividend yields; and expected lives of 3.00, 1.75, and 3.25 years. As no grants were made subsequent to the Company's IPO, no volatility was considered in the calculation for 1998, 1997, or 1996.

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. The Company's pro forma information for the years ended July 31 is as follows:

                                    1998              1997                1996
                                    ----              ----                ----
Net income (loss):
     As reported                 $3,184,327       $(16,101,787)       $2,321,280
     As adjusted                 $2,872,170       $(16,119,086)       $2,143,767

Net income (loss) per share:
     As reported
        Basic                    $     0.25       $      (2.69)       $     0.37
        Diluted                  $     0.21       $      (2.69)       $     0.28

     As adjusted
        Basic                    $     0.23       $      (2.70)       $     0.35
        Diluted                  $     0.19       $      (2.70)       $     0.26


Warrants

In connection with the Merger, the Company assumed warrants with a seven-year term held by stockholders and a director of FormMaker to purchase Common Stock. Additional warrants with a three-year term were issued by FormMaker to stockholders immediately prior to the Merger in connection with $3,000,000 of subordinated notes (see also Note 7). All of the above warrants were converted into warrants to purchase 626,502 shares of Common Stock based on the Merger exchange ratios.

Warrants to purchase 732,000 shares of Common Stock at an exercise price of $4.17 per share were sold to stockholders for $6,100 in connection with certain stockholders' obligations under a liquidity agreement. These warrants are currently exercisable and expire May 15, 2000.


The following warrants are outstanding as of July 31, 1998:


                                                                                     Exercise Price
                                                                     Warrants           Per Share
                                                                     ------------------------------
Warrants to Safeguard,
   Technology Leaders II, L.P., And Technology
   Leaders II Offshore C.V                                           258,330             $0.03
Warrants to a director of the Company                                122,724             $3.40
Warrants to Safeguard, Technology
   Leaders II, L.P., and TL Venture Third Corp.                      245,448             $4.25
Warrants to Safeguard, Technology
   Leaders II, L.P., and Technology Leaders II
   Offshore C.V                                                      732,000             $4.17
                                                                   ---------
Total                                                              1,358,502
                                                                   =========

Note 10 - Income Taxes

Deferred tax assets (liabilities) are composed of the following at July 31:

                                                                1998              1997               1996
                                                           -----------       -----------       -----------
Gross deferred tax assets:
   Deferred revenue                                        $     7,090       $   128,156       $   261,500
   Loss carryforwards                                        4,209,031         2,491,006                 0
   Tax credit carryforwards                                    330,659           426,484           247,531
   Accounts receivable allowance                               346,750           178,500           119,000
   Deferred lease costs                                        232,195           204,594                 0
   Compensation expense related to stock
     options                                                 1,155,300         1,751,614            58,323
   Other                                                       302,778           290,794            77,993
                                                           -----------       -----------       -----------
                                                             6,583,803         5,471,148           764,347
                                                           -----------       -----------       -----------
Gross deferred tax liabilities:
   Capitalized software                                     (2,965,128)       (2,518,759)         (660,171)
   Other                                                      (130,086)         (149,174)          (87,778)
                                                           -----------       -----------       -----------
                                                            (3,095,214)       (2,667,933)         (747,949)
                                                           -----------       -----------       -----------
   Net                                                       3,488,589         2,803,215            16,398
                                                           -----------       -----------       -----------
   Less valuation allowance                                 (2,348,784)       (1,392,817)                0
                                                           -----------       -----------       -----------
   Net deferred tax asset                                  $ 1,139,805       $ 1,410,398       $    16,398
                                                           ===========       ===========       ===========


The provision (benefit) for income taxes charged to operations was as follows:


                                                          1998              1997                   1996

Current tax expense:
  U.S. federal                                             $ 1,004,000       $   185,000       $ 1,048,000
  State, local, and foreign                                    264,000            65,000           125,000
                                                           -----------       -----------       -----------
Total current                                                1,268,000           250,000         1,173,000
                                                           -----------       -----------       -----------
Deferred tax expense:
  U.S. federal                                               1,056,000        (1,394,000)          162,000
  State, local, and foreign                                    (84,000)                0                 0
                                                           -----------       -----------       -----------
Total deferred                                                 972,000        (1,394,000)          162,000
                                                           -----------       -----------       -----------
 Total provision (benefit)                                 $ 2,240,000      $ (1,144,000)      $ 1,335,000
                                                           ===========      ============       ===========

The provision (benefit) for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                         1998              1997              1996
                                                     ------------      ------------       -----------

Statutory U.S. tax rates                              $ 1,898,514      $ (5,863,568)      $ 1,243,135
Increase (decrease) in rates resulting from:
   Nondeductible items:
     In-process technology                                      0         4,590,000                 0
     Goodwill                                             203,670            22,199                 0
     Other                                                 70,350            19,176            16,173
   State, local, and foreign taxes (net)                   58,291            42,900            82,500
   Other                                                    9,175            45,293            (6,808)
                                                     ------------      ------------       -----------
Effective tax rates                                   $ 2,240,000      $ (1,144,000)      $ 1,335,000
                                                     ============      ============       ===========

Income taxes currently payable for the years ended July 31, 1998, 1997, and 1996 were reduced by approximately $400,000, $160,000, and $170,000, respectively through the utilization of net operating loss and tax credit carryforwards.

At July 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,500,000 that generally expire in the years ending 2001 through 2012.

During 1998, the Company released the valuation allowance in the amount of $892,819 based on management's assessment of the likelihood of realizability of the Company's loss carryforwards. The reduction of the valuation allowance was recorded as a decrease in goodwill related to the Merger.

The Company has approximately $331,000 of research and development tax credit, investment tax credit, and alternative minimum tax credit carryforwards. The tax credit carryforwards generally expire in the years ending 2006 through 2012.

Due to ownership changes, a portion of the Company's net operating loss and tax credit carryforwards is subject to an annual cumulative limitation with respect to the amounts which may be utilized in any one year. The Company believes realization of the net deferred tax asset, net of valuation allowance, to be more likely than not.

The Company made estimated and regular income tax payments of $525,000, $640,000, and $700,000 during the years ended July 31, 1998, 1997, and 1996, respectively.

Note 11 - Major Customers and Related-Party Transactions

Safeguard and, in the aggregate, Technology Leaders II, L.P., Technology Leaders II Offshore C.V., and TL Ventures Third Corp. own approximately 10% and 6%, respectively, of the Company's fully diluted outstanding Common Stock at July 31, 1998. In May 1998, the Company executed a revolving note receivable, due upon demand, with Safeguard in the amount of $3,000,000 bearing interest equal to Safeguard's effective cost of borrowing under its credit agreement with its senior bank lender less 0.75%, or 6.19% at July 31, 1998. This rate is higher than the Company is currently earning on its money market investments. Monthly interest payments are due from Safeguard.

FormMaker entered into various agreements with a major customer (Policy Management Systems Corporation or "PMSC") to provide certain processing services and to grant PMSC certain marketing and licensing rights to FormMaker's software. Revenues from PMSC under the terms of these agreements for the fiscal years ended July 31, 1998 and 1997 (from the date of the Merger through July 31, 1997) were $9,938,762 and $2,998,813, respectively. PMSC terminated its print outsourcing agreement effective May 1998. Subsequent to year end, both parties agreed to terminate the marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to the insurance and financial services industries worldwide. Other related-party transactions are described elsewhere in the notes to consolidated financial statements.

For the year ended July 31, 1998, one customer accounted for approximately 13% of the Company's total revenues.

Note 12 - Quarterly Financial Information (Unaudited)

                                       First               Second               Third               Fourth
                                      Quarter              Quarter             Quarter              Quarter
                                   ------------         ------------         ------------         ------------
1998:

Total revenues                     $ 10,846,273         $ 11,203,476         $ 11,305,341         $ 11,891,758

Total expenses                        9,487,156            9,819,704            9,873,033           10,465,202

Operating income                      1,359,117            1,383,772            1,432,308            1,426,556

Net income                              719,205              767,903              811,112              886,107

Net income per share:
    Basic                          $       0.07         $       0.07         $       0.07         $        .05
    Diluted                        $       0.06         $       0.06         $       0.05         $       0.05


1997:

Total revenues                     $  2,823,537         $  2,604,081         $  2,834,077         $  9,241,123

Total expenses                        2,011,911            1,975,532            2,002,759           28,972,277

Operating income                        811,626              628,549              831,318          (19,731,154)

Net income (loss)                       576,940              467,973              607,693          (17,754,393)

Net income (loss) per share:
    Basic                          $       0.09         $       0.07         $       0.09         $      (1.76)
    Diluted                        $       0.07         $       0.05         $       0.07         $      (1.76)


Net income (loss) per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income (loss) per share amounts for the quarters does not necessarily equal the year-to-date net income (loss) per share amounts.

Due to the adoption of SFAS 128 and the conversion feature of Class B common stock into Common Stock, which conversion occurred on April 9, 1998, the historical basic and diluted calculations include the effect of conversion of Class B common stock as of the date of original issuance, which were previously reported in pro forma computations prior to conversion.

                                  EXHIBIT 21.1


                         Subsidiaries of the Registrant


          -    Image Sciences, Inc.
               Texas
               100% owned


          -    FormMaker Software, Inc.
               Georgia
               100% owned


          -    EZPower Systems, Inc.
               Delaware
               100% owned


          -    Maitland Software, Inc.
               Maine
               100% owned

                                                                    EXHIBIT 23.1


                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-57985) of DocuCorp International, Inc. of our report dated September 9, 1998, appearing in the 1998 Annual Report to Stockholders of DocuCorp International, Inc. which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 24 of this Form 10-K.




PricewaterhouseCoopers LLP

Dallas, TX
October 29, 1998