Form 10-Q
period 1998-10-31
DOCUCORP INC
filed 1998-12-15
CIK 1033864

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended October 31, 1998
                               ----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transitional period from                      to
                                 --------------------    --------------------

Commission File Number: 00-1033864
                        ----------


                          DocuCorp International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              75-2690838
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           identification number)


     5910 North Central Expressway, Suite 800, Dallas, Texas        75206
     ----------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)


                                 (214) 891-6500
               ---------------------------------------------------
               (Registrant's telephone number including area code)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 16,233,535 shares outstanding as of October 31, 1998.

                                 DOCUCORP INTERNATIONAL, INC.
                                      TABLE OF CONTENTS
                                         FORM 10-Q
                                      October 31, 1998

                               PART I - FINANCIAL INFORMATION
                                                                                            Page
                                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 31, 1998 and July 31, 1998                 2

         Interim Consolidated Statements of Operations for the three months
                ended October 31, 1998 and 1997                                               3

         Interim Consolidated Statements of Cash Flows for the three months
                ended October 31, 1998 and 1997                                               4

         Notes to Interim Consolidated Financial Statements                                   5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            7


                                PART II - OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K                                                    13


Signatures                                                                                   14

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                      October 31,        July 31,
                                                                                         1998              1998
                                                                                    -------------    -------------
ASSETS
     Current assets:
         Cash and cash equivalents                                                  $  13,576,906    $  14,439,807
         Short-term investments                                                         2,000,000                0
         Accounts receivable, net of allowance
              of $625,000 and $950,000, respectively                                   12,617,009       11,926,007
         Other current assets                                                           2,230,263        2,419,819
                                                                                    -------------    -------------
                  Total current assets                                                 30,424,178       28,785,633
     Fixed assets, net of accumulated depreciation
         of $3,574,402 and $3,257,705, respectively                                     2,987,029        2,979,648
     Software, net of accumulated amortization of $7,503,062
         and $7,047,098, respectively                                                   8,128,064        8,136,574
     Goodwill, net of accumulated amortization of $1,473,178 and
         $1,126,924, respectively                                                      10,675,739       11,021,993
     Other assets                                                                         884,077          996,653
                                                                                    -------------    -------------
                                                                                    $  53,099,087    $  51,920,501
                                                                                    -------------    -------------
                                                                                    -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                           $   1,892,794    $   1,750,098
         Accrued liabilities                                                            3,139,697        2,284,525
         Deferred revenue                                                               8,686,336        8,476,022
         Other current liabilities                                                        321,747          287,018
                                                                                    -------------    -------------
                  Total current liabilities                                            14,040,574       12,797,663
     Obligations under capital leases                                                      14,442           23,909
     Other long-term liabilities                                                          665,227          666,149

     Stockholders' equity:
         Common stock, 50,000,000 shares authorized at
               $.01 par value, 16,593,849 and 16,525,561
               shares issued, respectively                                                165,938          165,256
         Additional paid-in capital                                                    47,773,355       47,561,714
         Treasury stock, 360,314 shares at cost                                        (1,251,964)               0
         Retained deficit                                                              (8,246,810)      (9,228,765)
         Notes receivable from stockholders                                               (61,675)         (65,425)
                                                                                    -------------    -------------
                  Total stockholders' equity                                           38,378,844       38,432,780
                                                                                    -------------    -------------
                                                                                    $  53,099,087    $  51,920,501
                                                                                    -------------    -------------
                                                                                    -------------    -------------

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended
                                                                October 31,
                                                      ----------------------------
                                                           1998            1997
                                                      ------------    ------------
REVENUES
         Professional services                        $  6,393,004    $  6,688,010
         License                                         2,714,101       1,575,817
         Maintenance and other recurring                 3,102,738       2,582,446
                                                      ------------    ------------
                Total revenues                          12,209,843      10,846,273
                                                      ------------    ------------
EXPENSES
         Professional services                           4,844,423       4,841,694
         Product development and support                 2,298,727       1,878,499
         Selling, general and administrative             3,458,953       2,766,963
                                                      ------------    ------------
                Total expenses                          10,602,103       9,487,156
                                                      ------------    ------------
                Operating income                         1,607,740       1,359,117
         Other income (expense), net                       198,903        (155,912)
                                                      ------------    ------------
                Income before income taxes               1,806,643       1,203,205
         Provision for income taxes                        788,000         484,000
                                                      ------------    ------------
                Net income                            $  1,018,643   $     719,205
                                                      ------------    ------------
                                                      ------------    ------------
Net income per share:
         Basic                                        $       0.06   $        0.07
                                                      ------------    ------------
                                                      ------------    ------------
         Diluted                                      $       0.06   $        0.06
                                                      ------------    ------------
                                                      ------------    ------------
Weighted average shares outstanding used
   in the net income per share calculations:
         Basic                                          16,471,006      10,759,954
                                                      ------------    ------------
                                                      ------------    ------------
         Diluted                                        17,955,195      12,839,546
                                                      ------------    ------------
                                                      ------------    ------------

          SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three months ended
                                                                       October 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 1,018,643    $   719,205
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Stock option compensation expense                               2,525          5,327
      Depreciation                                                  316,697        336,323
      Amortization of capitalized software                          455,964        404,954
      Amortization of goodwill                                      346,254        192,627
      Increase (decrease) in allowance for doubtful accounts       (325,000)        25,000
      Changes in assets and liabilities:
        Increase in accounts receivable                            (366,002)       (93,871)
        Decrease in other assets                                    302,132         21,228
        Increase (decrease) in accounts payable                     142,696       (461,457)
        Increase (decrease) in accrued liabilities                  855,172       (332,493)
        Increase in deferred revenue                                210,314        429,437
        Increase in other liabilities                                67,776         36,764
                                                                -----------    -----------
              Total adjustments                                   2,008,528        563,839
                                                                -----------    -----------
              Net cash provided by operating activities           3,027,171      1,283,044
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments                             (2,000,000)             0
  Purchase of fixed assets                                         (324,078)      (199,282)
  Capitalized software development costs                           (447,454)      (436,276)
                                                                -----------    -----------
              Net cash used in investing activities              (2,771,532)      (635,558)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                                       0     (1,926,547)
  Principal payments under capital lease obligations                (43,436)      (150,830)
  Proceeds from exercise of stock options                           210,881          3,380
  Proceeds from repayment of note receivable from stockholder         3,750              0
  Purchase of treasury stock                                     (1,289,735)             0
                                                                -----------    -----------
              Net cash used in financing activities              (1,118,540)    (2,073,997)
                                                                -----------    -----------
Net decrease in cash and cash equivalents                          (862,901)    (1,426,511)
Cash and cash equivalents at beginning of period                 14,439,807      2,869,458
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $13,576,906    $ 1,442,947
                                                                -----------    -----------
                                                                -----------    -----------

          SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                        DOCUCORP INTERNATIONAL, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited interim consolidated financial statements include the accounts of DocuCorp International, Inc. and its subsidiaries (collectively, "DocuCorp" or the "Company"). DocuCorp was formed in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). Consolidated results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997.

The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 1998. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - NET INCOME PER SHARE

The Company's basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Concurrent with the completion of the Company's initial public offering in April 1998, all outstanding shares of Class B common stock were converted into shares of Common Stock on a one-for-one basis. Both basic and diluted net income per share have been computed assuming the conversion of Class B common stock occurred as of the date of original issuance. Due to the adoption of SFAS 128 and the conversion feature of Class B common stock into Common Stock, which conversion occurred on April 9, 1998, the historical basic and diluted calculations include the effect of conversion of Class B common stock as of the date of original issuance, which were previously reported in pro forma computations prior to conversion.

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of dilutive stock options and warrants. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated:

                                                              Three months ended
                                                                  October 31,
                                                           --------------------------
                                                              1998           1997
                                                           ----------      ----------
Shares used in computing basic net income per share        16,471,006      10,759,954

Dilutive effect of stock options and warrants               1,484,189       2,079,592
                                                           ----------      ----------
Shares used in computing diluted net income per share      17,955,195      12,839,546
                                                           ----------      ----------
                                                           ----------      ----------

Options to purchase 157,958 shares of Common Stock at an average exercise price of $5.58 per option and expiration dates ranging from 2000-2008 at October 31, 1998 were anti-dilutive and not included in the

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)



computation of diluted net income per share because the options' exercise prices were greater than the average market price of the Common Stock for the period.

NOTE 3 - STOCK SPLIT

In December 1997, the Company declared a six-for-five stock split effected in the form of a stock dividend to stockholders of record on December 9, 1997. All references in the unaudited interim consolidated financial statements to shares, share prices, and per share amounts have been retroactively adjusted for the six-for-five stock split.

NOTE 4 - ACQUISITIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION CONTAINED HEREIN MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH INCLUDE, BUT ARE NOT LIMITED TO, TECHNOLOGICAL ADVANCES, DEPENDENCE UPON THE INSURANCE INDUSTRY, INTEGRATION OF OPERATING SUBSIDIARIES, FLUCTUATIONS IN OPERATING RESULTS, AND THE OTHER RISK FACTORS AND CAUTIONARY STATEMENTS LISTED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q AND ALL SUBSEQUENT ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.

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

The Company derives its revenues from license fees, recurring maintenance fees, and professional services fees related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, print outsourcing, and education services.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                     Three months ended
                                                          October 31,
                                                     --------------------
                                                      1998           1997
                                                     -----          -----
Revenues
         Professional services                          53%            62%
         License                                        22             14
         Maintenance and other recurring                25             24
                                                     -----          -----
                Total revenues                         100            100
Expenses
         Professional services                          40             45
         Product development and support                19             17
         Selling, general and administrative            28             26
                                                     -----          -----
                Total expenses                          87             88
                                                     -----          -----
         Operating income                               13             12
         Other income (expense), net                     2             (1)
                                                     -----          -----
                Income before income taxes              15             11
         Provision for income taxes                      7              4
                                                     -----          -----
                Net income                               8%             7%
                                                     -----          -----
                                                     -----          -----


COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

REVENUES

Total revenues increased 13% mainly due to the 72% increase in license revenues. The increased license revenues are primarily the result of additional licenses in the insurance market. Maintenance revenues increased 20% due to an expanding customer base, as well as the one-time effect of reinstatement of several previously expired maintenance contracts. Professional services revenues decreased 4% as anticipated due to the termination of the Policy Management Systems Corporation ("PMSC") print outsourcing contract in May of 1998. The decrease in PMSC-based print outsourcing revenues was partially offset by an increase in more profitable services business.

Backlog for the Company's products and services of approximately $28.8 million as of October 31, 1998, of which approximately $17.0 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license fees and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with PMSC. Revenues from PMSC under this agreement for the three months ended October 31, 1997 were approximately $1.8 million. In September 1998, both parties agreed to terminate the marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. As of October 31, 1998, the Company has not received any material revenues under the new agreement.

In addition, PMSC terminated its print outsourcing agreement effective May 1998. Revenues from PMSC under this agreement for the three months ended October 31, 1997 were approximately $1.7 million. Print outsourcing revenues have declined from fiscal year 1998 levels while the Company replaces these revenues with new business.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. Postage and supplies expense associated with the print outsourcing business decreased approximately $850,000 due to the decrease in print outsourcing revenues. This decrease in expense was offset by increased personnel costs as the professional services department expanded. For the three months ended October 31, 1998 and 1997, professional services expense represented 76% and 72% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to higher profit margins earned under a short-term print outsourcing agreement in the three months ended October 31, 1997 and increased costs related to the Company's services expansion internationally in the three months ended October 31, 1998. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three months ended October 31, 1998, product development and support expense increased 22%. The majority of the increase is related to additional personnel expenses associated with the acquisitions of EZPower and Maitland in March of 1998. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its newly acquired document management and workflow solutions with its existing offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Accordingly, expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 25% largely due to third-party selling costs due PMSC associated with one significant contract during the three months ended October 31, 1998, as well as increased sales commissions as a result of the 72% increase in license revenues. In addition, goodwill amortization increased as a result of the acquisitions of EZPower and Maitland in March of 1998.

OTHER INCOME (EXPENSE), NET

The 228% increase in other income (expense), net was due to a significant amount of interest income in the three months ended October 31, 1998, compared with interest expense in the comparable period of the prior year. As a result of the receipt of approximately $18.5 million of Initial Public Offering ("IPO") proceeds in April 1998, interest income increased in the first quarter and is expected to continue to increase as compared to corresponding periods of fiscal 1997 due to significant cash and cash equivalent balances maintained by the Company. With the IPO proceeds, the Company repaid the Company's debt in April of 1998 leaving minimal interest expense which is solely related to capital lease obligations.

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended October 31, 1998 and 1997 were approximately 44% and 40%, respectively. Goodwill amortization related to the recent acquisitions is non-deductible, which increased the effective tax rate for the three months ended October 31, 1998. The majority of goodwill amortization related to the Merger is also non-deductible. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three months ended October 31, 1998 and 1997.

NET INCOME

Net income increased 42% for the three months ended October 31, 1998. This is due to increased revenue and increased interest income, partially offset by additional expenses needed to meet the revenue levels.

YEAR 2000

The Year 2000 computer issue is primarily the result of Information Technology (IT) or non-IT systems and programs with date sensitive devices, such as embedded chips or code using a two digit format, as opposed to four digits, to indicate the year. Such systems and programs may be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other errors, with the resultant disruption in the operation of such systems. The Company has assembled an internally staffed team to address and manage the Year 2000 project related to the Company's products and services offerings, as well as any IT and non-IT internal systems supporting the Company's operations.

With respect to the Company's product line and services offerings, current versions of the Company's products are designed to be "Year 2000" compliant. The Company is currently in the process of testing and upgrading, if necessary, its product offerings. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreement remains in force. The Company is currently in the process of assessing the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in any material adverse impact on the Company's business or financial condition.

With respect to the Company's internal IT and non-IT software systems and hardware, the Company has identified non-compliant hardware and software systems and is currently in the remediation phase. The Company believes there is no significant exposure to the Company related to non-compliant internal IT and non-IT software systems and hardware and that the majority of identified non-compliant systems are planned to be upgraded as part of its normal upgrade process within the next 12 months.

Although the Company is undertaking efforts to ensure that all its systems and programs are Year 2000 compliant, the Company has no control over services, functions, and data provided by third-party vendors and others which may result in the inability to provide services. The Company is contacting and working with its material customers and vendors to verify their Year 2000 compliance. The Company has no control over third-parties and if they will be Year 2000 compliant. Further, the Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant. The extent to which third-party customers and vendors do not become Year 2000 compliant on a timely basis or may be indirectly impacted by the Year 2000 issue may have a material adverse effect on the Company.

The Company is in the early phase of developing contingency plans and determining the extent of such plans.

No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. However, the Company believes its Year 2000 compliance project will be substantially completed by the end of fiscal year 1999 and will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $13.6 million. The Company completed an IPO in the form of a rights offering to Safeguard Scientifics, Inc. stockholders in April 1998. Net proceeds to the Company from this offering, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million.

Cash and cash equivalents for the three months ended October 31, 1998 decreased $863,000 due to cash used by various investing and financing activities, and was partially offset by cash provided by operating activities. Cash flows provided by operating activities were $3.0 million as the result of profitable operations and various other cash operating activities. Cash flows used in investing activities of $2.8 million was the result of the purchase of short-term investments, development of capitalized software, and purchase of fixed assets. Cash flows from financing activities used $1.1 million primarily as the result of the repurchase of treasury stock under the Company's stock repurchase program. As of October 31, 1998, the Company had repurchased 360,314 shares at an average per share cost of $3.47.

Working capital was $16.4 million at October 31, 1998, compared with $16.0 million at July 31, 1998.

In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. This credit facility was renegotiated in September 1997. In September 1998, the Company allowed $6.5 million of the credit facility to expire under its normal terms. The remaining $3.5 million bears interest at the bank's prime rate less 0.25%, or 7.75%, as of October 31, 1998 and is due and payable in March 1999. Under the credit facility, the Company is required to maintain certain financial covenants. As of October 31, 1998 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), were issued. SFAS 130 establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements. The Company adopted SFAS 130 on August 1, 1998; however, the Company does not have any items of comprehensive income in the periods presented. SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending July 31, 1999.

Also, effective August 1, 1998, the Company adopted Statement of Position No. 97-2 , "Software Revenue Recognition" ("SOP 97-2") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which supersedes Statement of Position No. 91-1 "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the first three months of fiscal 1999 and the Company does not anticipate it will have a material impact in the future.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

SOP 98-1 requires costs related to internal use software that are incurred in the preliminary project stage to be expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 for the year ending July 31, 2000. The Company does not believe the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

          11.  Computation of Earnings Per Share.

          27.  Financial Data Schedule (for EDGAR filing purposes only).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed by the Registrant during the three months ended October 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DocuCorp International, Inc.
------------------------------------
       (Registrant)


/s/ Todd A. Rognes                                      Date  December 15, 1998
------------------------------------                          -----------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)