Form 10-Q
period 1999-01-31
DOCUCORP INC
filed 1999-03-17
CIK 1033864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

For the quarterly period ended JANUARY 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

For the transitional period from ___________ to ___________

Commission File Number: 00-1033864
                        -----------

                          DocuCorp International, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     75-2690838
-------------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       identification number)

          5910 North Central Expressway, Suite 800, Dallas, Texas 75206
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (214) 891-6500
           ----------------------------------------------------------
               (Registrant's telephone number including area code)

 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 15,988,221 shares as of January 31, 1999.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q
                                January 31, 1999

                         PART I - FINANCIAL INFORMATION


                                                                                        Page
                                                                                        ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31, 1999 and July 31, 1998             2

         Interim Consolidated Statements of Operations for the three and six
                months ended January 31, 1999 and 1998                                    3

         Interim Consolidated Statements of Cash Flows for the six months
                ended January 31, 1999 and 1998                                           4

         Notes to Interim Consolidated Financial Statements                               5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            7

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                              16

Item 6.  Exhibits and Reports on Form 8-K                                                16


Signatures                                                                               17


                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      January 31,        July 31,
                                                                                         1999              1998
                                                                                      -----------      -----------
ASSETS
     Current assets:
         Cash and cash equivalents                                                    $10,789,633      $14,439,807
         Short-term investments                                                         3,953,067                0
         Accounts receivable, net of allowance
              of $700,000 and $950,000, respectively                                   15,262,522       11,926,007
         Other current assets                                                           2,547,914        2,419,819
                                                                                      -----------      -----------
                  Total current assets                                                 32,553,136       28,785,633

     Fixed assets, net of accumulated depreciation
         of $3,900,018 and $3,257,705, respectively                                     3,147,512        2,979,648
     Software, net of accumulated amortization of $7,997,707
         and $7,047,098, respectively                                                   7,990,011        8,136,574
     Goodwill, net of accumulated amortization of $1,808,379 and
         $1,126,924, respectively                                                      10,363,538       11,021,993
     Other assets                                                                         837,470          996,653
                                                                                      -----------      -----------
                                                                                      $54,891,667      $51,920,501
                                                                                      -----------      -----------
                                                                                      -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                             $ 1,616,326      $ 1,750,098
         Accrued liabilities                                                            4,261,606        2,284,525
         Deferred revenue                                                              10,163,833        8,476,022
         Other current liabilities                                                        410,821          287,018
                                                                                      -----------      -----------
                  Total current liabilities                                            16,452,586       12,797,663

     Other long-term liabilities                                                          664,030          690,058

     Stockholders' equity:
         Common stock, 50,000,000 shares authorized at
               $.01 par value, 16,593,849 and 16,525,561
               shares issued, respectively                                                165,938          165,256
         Additional paid-in capital                                                    47,897,258       47,561,714
         Treasury stock, 605,628 shares at cost                                        (2,639,415)               0
         Retained deficit                                                              (7,587,055)      (9,228,765)
         Notes receivable from stockholders                                               (61,675)         (65,425)
                                                                                      -----------      -----------
                  Total stockholders' equity                                           37,775,051       38,432,780
                                                                                      -----------      -----------
                                                                                      $54,891,667      $51,920,501
                                                                                      -----------      -----------
                                                                                      -----------      -----------

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended                Six months ended
                                                             January 31,                      January 31,
                                                   -------------------------------- --------------------------------
                                                        1999             1998            1999            1998
                                                   ---------------  --------------- --------------- ----------------
REVENUES

         Professional services                        $6,862,918       $6,297,131     $13,255,922      $12,985,141
         License                                       2,832,710        2,244,526       5,546,811        3,820,343
         Maintenance and other recurring               3,316,722        2,661,819       6,419,460        5,244,265
                                                   ---------------  --------------- --------------- ----------------
                Total revenues                        13,012,350       11,203,476      25,222,193       22,049,749
                                                   ---------------  --------------- --------------- ----------------

EXPENSES

         Professional services                         4,954,831        4,940,523       9,799,254        9,782,217
         Product development and support               2,417,888        2,114,410       4,716,615        3,992,909
         Selling, general and administrative           3,801,731        2,764,771       7,260,684        5,531,734
                                                   ---------------  --------------- --------------- ----------------
                Total expenses                        11,174,450        9,819,704      21,776,553       19,306,860
                                                   ---------------  --------------- --------------- ----------------
                Operating income                       1,837,900        1,383,772       3,445,640        2,742,889
         Other income (expense), net                     143,659         (125,869)        342,562         (281,781)
                                                   ---------------  --------------- --------------- ----------------
                Income before income taxes             1,981,559        1,257,903       3,788,202        2,461,108
         Provision for income taxes                      860,000          490,000       1,648,000          974,000
                                                   ---------------  --------------- --------------- ----------------
                Net income                            $1,121,559        $ 767,903      $2,140,202       $1,487,108
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------

Net income per share:

         Basic                                     $        0.07    $        0.07   $        0.13   $         0.14
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------
         Diluted                                   $        0.06    $        0.06   $        0.12   $         0.11
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------
Weighted average shares outstanding used
    in the net income per share
      calculations:
         Basic                                        16,054,998       10,784,503      16,263,002       10,772,228
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------
         Diluted                                      17,684,277       13,024,857      17,819,736       12,932,202
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Six months ended
                                                                                             January 31,
                                                                                    -------------------------------
                                                                                         1999            1998
                                                                                    --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                         $2,140,202      $1,487,108
    Adjustments to reconcile net income to
       net cash provided by operating activities:

         Stock option compensation expense                                                  5,968          10,515
         Depreciation                                                                     642,313         732,710
         Amortization of capitalized software                                             950,609         904,387
         Amortization of goodwill                                                         681,455         385,253
         Decrease in goodwill due to release of valuation allowance                             0         272,000
         Increase (decrease) in allowance for doubtful accounts                          (250,000)        175,000
         Changes in assets and liabilities:

           Increase in accounts receivable                                             (3,086,515)     (1,208,537)
           (Increase) decrease in other assets                                             31,088        (773,560)
           Decrease in accounts payable                                                  (156,772)       (299,210)
           Increase in accrued liabilities                                              1,977,081       1,225,913
           Increase in deferred revenue                                                 1,687,811       1,476,554
           Increase (decrease) in other liabilities                                       149,080         (93,980)
                                                                                    --------------- ---------------
                        Total adjustments                                               2,632,118       2,807,045
                                                                                    --------------- ---------------
                        Net cash provided by operating activities                       4,772,320       4,294,153
                                                                                    --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of short-term investments                                                 (3,953,067)              0
    Purchase of fixed assets                                                             (810,177)       (391,714)
    Capitalized software development costs                                               (804,046)       (716,556)
                                                                                    --------------- ---------------
                        Net cash used in investing activities                          (5,567,290)     (1,108,270)
                                                                                    --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of debt                                                                           0      (3,567,460)
    Principal payments under capital lease obligations                                    (51,305)       (268,058)
    Proceeds from exercise of stock options                                               400,619         174,678
    Proceeds from repayment of note receivable from stockholders                            3,750               0
    Purchase of treasury stock                                                         (3,518,964)              0
    Tax benefit related to stock option exercises                                         120,460               0
    Proceeds from stock issued under Employee Stock Purchase Plan                         190,236               0
                                                                                    --------------- ---------------
                       Net cash used in financing activities                           (2,855,204)     (3,660,840)
                                                                                    --------------- ---------------
Net decrease in cash and cash equivalents                                              (3,650,174)       (474,957)
Cash and cash equivalents at beginning of period                                       14,439,807       2,869,458
                                                                                    --------------- ---------------
Cash and cash equivalents at end of period                                            $10,789,633      $2,394,501
                                                                                    --------------- ---------------
                                                                                    --------------- ---------------

      SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of DocuCorp International, Inc. and its subsidiaries (collectively, the "Company"). The Company was formed in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). Consolidated results of FormMaker and its subsidiary are included from the effective date of the Merger, May 15, 1997.

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

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of dilutive stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated:


                                                         Three months ended                Six months ended
                                                             January 31,                      January 31,
                                                   -------------------------------- --------------------------------
                                                        1999             1998            1999            1998
                                                   ---------------  --------------- --------------- ----------------
Shares used in computing basic net income per
  share                                               16,054,998       10,784,503      16,263,002       10,772,228
Dilutive effect of stock options and warrants          1,629,279        2,240,354       1,556,734        2,159,974
                                                   ---------------  --------------- --------------- ----------------
Shares used in computing diluted net income per
   share                                              17,684,277       13,024,857      17,819,736       12,932,202
                                                   ---------------  --------------- --------------- ----------------
                                                   ---------------  --------------- --------------- ----------------


                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Options to purchase 246,353 shares of Common Stock at a weighted average exercise price of $5.44 per option and expiration dates ranging from 2000-2008 at January 31, 1999 were anti-dilutive and not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the Common Stock for the period.

NOTE 3 - ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with a review conducted by the Securities and Exchange Commission ("SEC") related to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 1998, the Company is currently in discussions with the SEC regarding the value ascribed to the technology acquired as in-process research and development ("in-process R&D") in the May 1997 Merger. In connection with the Merger, the Company recorded in-process R&D charges in the amount of $13.5 million in the fourth quarter of fiscal 1997. The Company understands that the SEC is engaged in similar discussions with other companies, and is examining the basis for valuing in-process R&D charges versus the SEC's recent guidance on the preferred calculation of these charges. The Company is consulting with its independent accountants and independent appraisers. The Company believes that the purchase price allocations and related amortization charges stemming from the acquisition were determined in accordance with generally accepted accounting principles.

Depending upon the outcome of the discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

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

OVERVIEW

DocuCorp develops, markets, and supports a portfolio of open-architecture, enterprise-wide, document automation software products that enable its customers to create, publish, manage, and archive complex, high-volume, individualized documents. In addition, the Company provides document automation consulting, application integration, and document processing, printing, Internet, and mailing services through a 180-person service organization. Document processing and printing services utilize the Company's software to provide solutions for handling high-volume, complex print, finish, and mailing for customers who outsource this activity.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:


                                                          Three months ended                  Six months ended
                                                             January 31,                         January 31,
                                                   ---------------------------------   --------------------------------
                                                        1999              1998              1999             1998
                                                   ---------------   ---------------   ---------------  ---------------
Revenues
         Professional services                                53%               56%               53%              59%
         License                                              22                20                22               17
         Maintenance and other recurring                      25                24                25               24
                                                   ---------------   ---------------   ---------------  ---------------
                Total revenues                               100               100               100              100
                                                   ---------------   ---------------   ---------------  ---------------

Expenses

         Professional services                                38                44                39               45
         Product development and support                      19                19                18               18
         Selling, general and administrative                  29                25                29               25
                                                   ---------------   ---------------   ---------------  ---------------
                Total expenses                                86                88                86               88
                                                   ---------------   ---------------   ---------------  ---------------
         Operating income                                     14                12                14               12
         Other income (expense), net                           1                (1)                1               (1)
                                                   ---------------   ---------------   ---------------  ---------------
                Income before income taxes                    15                11                15               11
         Provision for income taxes                            6                 4                 7                4
                                                   ---------------   ---------------   ---------------  ---------------

                Net income                                     9%                7%                8%               7%
                                                   ---------------   ---------------   ---------------  ---------------
                                                   ---------------   ---------------   ---------------  ---------------


THREE AND SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JANUARY 31, 1998

REVENUES

Total revenues increased 16% and 14% for the three and six months ended January 31, 1999, respectively, from the comparable prior year period. Additional software licenses in the insurance market were largely responsible for the 26% and 45% increase in license revenues for the three and six months ended January 31, 1999, respectively. Maintenance revenues increased 25% and 22% for the three and six months ended January 31, 1999, respectively, due to an expanding customer base, as well as the one-time effect of the reinstatement of several previously expired maintenance contracts. For the three and six months ended January 31, 1999, professional services revenues increased 9% and 2%, respectively, due to increased consulting and implementation services revenues in the insurance and utilities markets, which was partially offset by the anticipated decrease in print outsourcing revenue resulting from the termination of the Policy Management Systems Corporation ("PMSC") print outsourcing relationship in May 1998.

Backlog for the Company's products and services of approximately $33.4 million as of January 31, 1999, of which approximately $19.3 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with PMSC. Revenues from PMSC under this agreement for the three and six months ended January 31, 1998 were approximately $1.4 million and $3.2 million, respectively. In September 1998, both parties agreed to terminate the marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the three and six months ended January 31, 1999, the Company has not received any material revenues under the new agreement.

In addition, PMSC terminated its print outsourcing agreement effective May 1998. Revenues from PMSC under this agreement for the three and six months ended January 31, 1998 were approximately $1.3 million and $3.0 million, respectively. Print outsourcing revenues have declined from fiscal year 1998 levels while the Company replaces this business with new business.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. Postage and supplies expense associated with the print outsourcing business decreased approximately $850,000 and $1.7 million for the three and six months ended January 31, 1999, respectively, due to the decrease in print outsourcing revenues. This decrease in expense was offset by increased personnel costs as the professional services department expanded, as well as expenses associated with the Company's international services expansion. For the three months ended January 31, 1999 and 1998, professional services expense represented 72% and 78% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenues is mainly due to the replacement of terminated lower-margin print outsourcing business with new higher-margin print outsourcing business. For the six months ended January 31, 1999 and 1998, professional services expense represented 74% and 75% of professional services revenues, respectively. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and six months ended January 31, 1999, product development and support expense increased 14% and 18%, respectively. The majority of the increase is related to additional personnel expenses arising from the acquisitions of EZPower and Maitland in March 1998. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its newly acquired document management and workflow solutions with its existing offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 38% and 31% for the three and six months ended January 31, 1999, respectively. This increase is mainly due to increased incentive compensation as a result of higher revenues, additional personnel expenses as the departments expand to meet the

Company's needs, and professional fees associated with accounting related costs. In addition, goodwill amortization increased as a result of the acquisitions of EZPower and Maitland in March 1998.

OTHER INCOME (EXPENSE), NET

The significant increase in other income (expense), net is due to a material amount of interest income generated in the three and six months ended January 31, 1999 compared with interest expense incurred in the comparable periods of the prior year. As a result of the receipt of approximately $18.5 million of Initial Public Offering ("IPO") proceeds in April 1998, interest income increased and is expected to continue to increase as compared to corresponding periods of fiscal 1998 due to significant cash, cash equivalent, and short-term investment balances maintained by the Company. The Company repaid the Company's debt in April 1998 with proceeds from the IPO leaving minimal interest expense which is solely related to capital lease obligations.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended January 31, 1999 and 1998 was approximately 43% and 39%, respectively, and 44% and 40% for the six months ended January 31, 1999 and 1998, respectively. Goodwill amortization related to the acquisitions of EZPower and Maitland is non-deductible, which increased the effective tax rate for the fiscal 1999 periods. The majority of goodwill amortization related to the Merger is also non-deductible. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three and six months ended January 31, 1999 and 1998.

NET INCOME

Net income increased 46% and 44% for the three and six months ended January 31, 1999, respectively. The increase in net income for these periods is due to increased revenue and increased interest income, partially offset by additional expenses required to meet the revenue levels.

YEAR 2000

The Year 2000 computer issue is primarily the result of Information Technology ("IT") or non-IT systems and programs with date sensitive devices, such as embedded chips or code using a two digit format, as opposed to four digits, to indicate the year. Such systems and programs may be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other errors, with the resultant disruption in the operation of such systems. The Company has assembled an internally staffed team to address and manage the Year 2000 project related to the Company's products and services offerings, as well as any IT and non-IT internal systems supporting the Company's operations.

With respect to the Company's product line and services offerings, current versions of the Company's products are designed to be "Year 2000" compliant. The Company is currently in the process of testing and upgrading, if necessary, its product offerings. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreement remains in force. The Company is currently in the process of assessing the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in a material adverse impact on the Company's business or financial condition.

With respect to the Company's internal IT and non-IT software systems and hardware, the Company has identified non-compliant hardware and software systems. The Company is in the process of implementing action plans for the remediation of high risk areas and is scheduled to implement remediation plans for medium to low risk areas during the remainder of fiscal 1999. The Company believes there is no significant exposure to the Company related to non-compliant internal IT and non-IT software systems and hardware and that the majority of identified non-compliant systems are planned to be upgraded as part of its normal upgrade process in calendar year 1999. To date, the Company has not incurred any material expense directly related to Year 2000 compliance for its internal IT and non-IT computer systems.

Although the Company is undertaking efforts to ensure that all its systems and programs are Year 2000 compliant, the Company has no control over services, functions, and data provided by third-party vendors and others which may result in the inability to provide services. The Company is contacting and working with its material customers and vendors to verify their Year 2000 compliance. The Company has no control over third-parties as to whether or not they will be Year 2000 compliant. Further, the Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant. The extent to which third-party customers and vendors do not become Year 2000 compliant on a timely basis or may be indirectly impacted by the Year 2000 issue may have a material adverse effect on the Company. The Company is currently developing contingency plans and determining the extent of such plans.

No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change. However, the Company believes its Year 2000 compliance project will be substantially completed by calendar year end and will not have a material adverse effect on the Company.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED COSTS

Based on the results of an independent third-party appraisal, the Company recorded charges of $13.5 million in the fourth quarter of fiscal 1997 to expense in-process research and development ("in-process R&D") costs related to the acquisition of FormMaker. The aggregate purchase price related to the Merger, including direct acquisition costs, was $20.4 million which was allocated to the fair value of the net identifiable assets acquired, including in-process R&D. Acquired in-process R&D represents the present value of the estimated cash flows expected to be generated by FormMaker in-process R&D. The allocation of $13.5 million to in-process R&D represented the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. In the opinion of management and independent third-party appraisers, the development of these projects had not yet reached technological feasibility and therefore, the in-process R&D had no alternative future uses. Accordingly, these costs were charged to operations on the closing date of the Merger.

The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process R&D into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process R&D was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by FormMaker and its competitors.

The estimated revenues for the in-process R&D assumed a compound annual growth rate of approximately 30% in the four years following introduction, assuming the successful completion and market acceptance of the major R&D programs. For each of the acquired in-process R&D efforts, the estimated revenues for the in-process projects were expected to peak within three to four years of acquisition and then decline as other new products and technologies are expected to enter the market.

The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability associated with FormMaker's in-process R&D, a discount rate of 27% was used to value in-process R&D, and a discount rate of 20% was used for the existing products and technology. This discount rate was commensurate with the acquired in-process R&D projects' stages of development and the uncertainties in the economic estimates described above. As of the date of the Merger, FormMaker had spent approximately $1.3 million on in-process R&D projects. Subsequent to the date of the Merger, the Company expended approximately $1.0 million for the completion of the in-process R&D projects which approximated the expected costs to complete such projects.

Milestones for the in-process R&D projects were also examined as of the date of the Merger. For each in-process R&D project, Company engineers evaluated the critical milestones. This included comprehensive analysis of each of the acquired product lines' in-process R&D to clarify the technological hurdles that the development team had overcome at the date of the Merger as well as the hurdles that the engineers faced going forward to complete the remaining development efforts. From this analysis, the overall significance of tasks completed versus tasks remaining were assessed. For all categories, a greater level of significance was associated with completed tasks. This implied that a greater degree of overall value was attributable to the completed tasks relative to those indicated by the cost metrics. Based on estimates made by FormMaker's R&D professionals regarding technical achievements completed as of the date of the Merger, the milestone percentage was determined to be approximately 75%. Utilizing this milestone analysis for the in-process R&D valuation resulted in incomplete R&D values which approximated the $13.5 million appraisal value.

At the time of the Merger, FormMaker offered a basic portfolio of document automation processing and imaging software products. FormMaker's product lines and related services stemmed from its Document Automation Platform ("DAP") and Multi-user Archival & Retrieval System ("MARS") technologies.

The acquired in-process R&D value was comprised of several ongoing projects intended to address the issues of technological advances in the marketplace such as new client/server architecture, new delivery mechanisms, the Internet, emergence of the Windows NT operating system, object integration on the desktop, and new standards such as Microsoft's Active-X, Microsoft's ODBC, and Sun Microsystems' Java which were making the development and implementation of new products increasingly complex. These advances in technology required creating highly advanced products that could handle substantial increases in demand, as well as end user requirements for more complex graphics-intensive material. This led to development efforts which centered around new DAP and MARS technologies and incorporated innovative new features and a wide array of advanced functions. FormMaker was addressing industry and technological trends by developing new delivery mechanisms via the Internet, object integration on the desktop, new DAP architecture, platform independence, improved workflow functionality, product compatibility, DAP and MARS integration, and the development of migration and upgrade paths.

At the Merger date, there were still significant efforts needed to bring the acquired in-process technologies and projects to fruition. These efforts principally related to the completion of planning, designing, architecturing, coding, prototyping, scalability, verification, and testing activities that were necessary to establish that the proposed technologies would meet their design specifications. These projects had not yet reached technological feasibility at the time of the Merger. Management expected to continue to support these efforts and believed FormMaker had a reasonable chance of successfully completing the R&D programs. However, there was risk associated with the completion of the projects and there was no assurance that any would reach either technological or commercial success. If these projects were not successfully developed the sales and profitability of the combined company could have been adversely affected in future periods.

Subsequent to the Merger, the majority of the original R&D projects were completed in accordance with FormMaker's plans. The fruition of these projects resulted in advanced new product technologies represented by the launch of the Internet Document Server (IDS) versions 1.0 and 1.3, Bill Print version 1.0 and 1.1, and which fueled the release of two new DAP products.

The emergence of the IDS products represented the completion of a key revolutionary technology. This new rules-based transaction processing server, released in October 1997, allows for the dynamic generation of documents in industry-standard Adobe PDF format for Web delivery and the ability to archive documents in a pure "thin-client" fashion. The second phase of ongoing projects aimed at addressing new Internet functionalities pushed forward the release of IDS version 1.3 in December 1998, which further addressed new delivery mechanisms and standards such as Microsoft's Active-X, Microsoft's ODBC, and Sun Microsystem's Java and represents the completion of the in-process R&D acquired in the Merger. The Company began recognizing revenue related to IDS products during fiscal year 1998.

FormMaker's pre-acquisition efforts in developing new printing technologies have resulted in the release of Bill Print versions 1.0 and 1.1 in October 1997 and March 1998, respectively, which address the high-volume complex bill and statement printing needs of the utilities industry.

FormMaker's investments in developing innovative features, new workflow capabilities, object-oriented desktop integration, multiple language system communications, improved graphics capabilities and platform and hardware adaptability proved fruitful in yielding new DAP releases in September 1997 that could adequately address international markets and open new industries, such as utilities and financial services.

The release of Bill Print versions 1.0 and 1.1 and the new DAP releases have contributed to a significant increase in revenues derived from the utilities market. Revenues in this market have increased in excess of 160% in the fiscal year ended July 31, 1998, as compared to the previous fiscal year, and greater than 100% for the six months ended January 31, 1999, as compared to the corresponding period of last year. In addition, these releases of in-process R&D have fueled recent licenses to the financial services industry.

Most of the in-process R&D projects acquired in the Merger have been completed on schedule, but minor delays have occurred due to changes in technological and market requirements for document automation processing and imaging systems. Although all in-process R&D projects have been completed, no assurance can be made that the Company's recent releases will be met with market acceptance.

As discussed in Note 3 to the Notes to Interim Consolidated Financial Statements, the Company is currently in discussions with the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process R&D in connection with the Merger. Depending upon the outcome of the discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $10.8 million and short-term investments of $4.0 million. The Company completed an IPO in the form of a rights offering to Safeguard Scientifics, Inc. stockholders in April 1998. Net proceeds to the Company from this offering, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million.

Cash and cash equivalents for the six months ended January 31, 1999 decreased $3.7 million due to cash used by various investing and financing activities, and was partially offset by cash provided by operating activities. Cash flows provided by operating activities were $4.8 million as the result of profitable operations and various other cash operating activities. Cash flows used in investing activities of $5.6 million was the result of the purchase of short-term investments, development of capitalized software, and purchase of fixed assets. Cash flows from financing activities used $2.9 million primarily as the result of the repurchase of treasury stock under the Company's stock repurchase program. As of January 31, 1999, the Company had 605,628 shares of treasury stock outstanding at an average per share cost of $4.36.

Working capital was $16.1 million at January 31, 1999, compared with $16.0 million at July 31, 1998.

At January 31, 1999 accounts receivable, net increased to $15.3 million from $11.9 million at July 31, 1998. The increase relates primarily to additional revenue generated during the period and several significant software licenses executed during the period in which payment was received subsequent to January 31, 1999. Overall, the Company's collection efforts have improved due to an increased focus in this area.

In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. This credit facility was renegotiated in September 1997. In September 1998, the Company allowed $6.5 million of the credit facility to expire under its normal terms. The remaining $3.5 million bears interest at the bank's prime rate less 0.25%, or 7.50%, as of January 31, 1999 and is due and payable in March 1999. Under the credit facility, the Company is required to maintain certain financial covenants. As of January 31, 1999 there were no borrowings under this credit facility.

The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement, and support of its software offerings and the selling and marketing costs associated principally with continued entry into new vertical and international markets. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

The Company currently anticipates that existing cash, cash equivalents, short-term investment balances, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

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

Effective August 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which supersedes Statement of Position No. 91-1 "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations during the three or six months ended January 31, 1999 and the Company does not anticipate it will have a material impact in the future.

Also, effective December 15, 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") which amends Statement of Position 98-4, "Deferral of the Effective Date of A Provision of SOP 97-2". Provisions of SOP 98-9 are effective for transactions entered into during fiscal years beginning after March 15, 1999. Accordingly, the Company will adopt SOP 98-9 for the year ending July 31, 2000 and the Company does not believe the adoption of SOP 98-9 will have a material effect on the Company's financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 11, 1998. At this meeting, the stockholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated October 28, 1998. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the plan from 480,000 to 980,000 shares and electing PricewaterhouseCoopers LLP as its independent auditors for the 1999 fiscal year. The number of votes cast for each item was as follows:


I.       Election of Directors

                                           For          Against        Withheld
                                        ----------     ---------     -----------
         Milledge A. Hart, III          11,562,747       1,634         189,453
         Michael D. Andereck            11,563,537       1,104         189,193
         Anshoo S. Gupta                11,560,601       3,780         189,453
         John D. Loewenberg             11,559,579       4,802         189,453
         George F. Raymond              11,563,077       1,304         189,453
         Warren V. Musser               11,559,511       4,870         189,453
         Arthur R. Spector              11,557,509       7,132         189,193

II.      Amendment to 1997 Equity Compensation Plan

                                        10,726,462     999,033          28,339

III.     Election of PricewaterhouseCoopers LLP as Independent Auditors

                                        11,561,272     179,528          13,034



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  27. Financial Data Schedule (for EDGAR filing purposes only).

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended January 31, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DocuCorp International, Inc.
--------------------------------------------
       (Registrant)

/s/  Todd A. Rognes                                      Date  March 17, 1999
--------------------------------------------                   ---------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)