Form 10-Q
period 1999-04-30
DOCUCORP INC
filed 1999-06-11
CIK 1033864

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ___________ to ___________


Commission File Number: 00-1033864


                            DocuCorp International, Inc.
            ------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Delaware                                             75-2690838
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            identification number)


         5910 North Central Expressway, Suite 800, Dallas, Texas     75206
      -----------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)


                                   (214) 891-6500
             ---------------------------------------------------------
                (Registrant's telephone number including area code)


     --------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    /X/       No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 15,811,131 shares as of April 30, 1999.

                            DOCUCORP INTERNATIONAL, INC.
                                 TABLE OF CONTENTS
                                     FORM 10-Q
                                   April 30, 1999


                           PART I - FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of April 30, 1999 and July 31, 1998             2

          Interim Consolidated Statements of Operations for the three and nine
               months ended April 30, 1999 and 1998                                      3

          Interim Consolidated Statements of Cash Flows for the nine months
               ended April 30, 1999 and 1998                                             4

          Notes to Interim Consolidated Financial Statements                             5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          7


                             PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                              16

Signatures                                                                              17

                            DOCUCORP INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                                              April 30,      July 31,
                                                                                1999           1998
                                                                           ------------   ------------
ASSETS
     Current assets:
          Cash and cash equivalents                                        $  7,966,024   $ 14,439,807
          Short-term investments                                              5,720,186              0
          Accounts receivable, net of allowance
               of $700,000 and $950,000, respectively                        13,907,522     11,926,007
          Other current assets                                                2,999,267      2,419,819
                                                                           ------------   ------------
                    Total current assets                                     30,592,999     28,785,633

     Fixed assets, net of accumulated depreciation
          of $4,242,290 and $3,257,705, respectively                          3,442,096      2,979,648
     Software, net of accumulated amortization of $8,498,056
          and $7,047,098, respectively                                        7,858,685      8,136,574
     Goodwill, net of accumulated amortization of $2,143,580 and
          $1,126,924, respectively                                           10,028,337     11,021,993
     Other assets                                                               867,226        996,653
                                                                           ------------   ------------
                                                                            $52,789,343    $51,920,501
                                                                           ------------   ------------
                                                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                  $ 1,632,951    $ 1,750,098
          Accrued liabilities                                                 3,393,500      2,284,525
          Deferred revenue                                                    8,880,629      8,476,022
          Other current liabilities                                             409,836        287,018
                                                                           ------------   ------------
                    Total current liabilities                                14,316,916     12,797,663

     Other long-term liabilities                                                639,404        690,058

     Stockholders' equity:
          Common stock, 50,000,000 shares authorized at
               $.01 par value, 16,593,849 and 16,525,561
               shares issued, respectively                                      165,938        165,256
          Additional paid-in capital                                         47,942,926     47,561,714
          Treasury stock, 782,718 shares at cost                             (3,604,142)             0
          Retained deficit                                                   (6,610,024)    (9,228,765)
          Notes receivable from stockholders                                    (61,675)       (65,425)
                                                                           ------------   ------------
                    Total stockholders' equity                               37,833,023     38,432,780
                                                                           ------------   ------------
                                                                            $52,789,343    $51,920,501
                                                                           ------------   ------------
                                                                           ------------   ------------

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            DOCUCORP INTERNATIONAL, INC.
                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                       Three months ended            Nine months ended
                                                            April 30,                     April 30,
                                                  ---------------------------   --------------------------
                                                      1999            1998          1999           1998
                                                  ------------   ------------   -----------    -----------
REVENUES
          Professional services                   $  6,949,925   $  6,010,710   $20,205,847    $18,995,851
          License                                    2,907,656      2,515,007     8,454,467      6,335,350
          Maintenance and other recurring            3,367,573      2,779,624     9,787,033      8,023,889
                                                  ------------   ------------   -----------    -----------
               Total revenues                       13,225,154     11,305,341    38,447,347     33,355,090
                                                  ------------   ------------   -----------    -----------
EXPENSES
          Professional services                      5,491,508      4,505,573    15,290,762     14,287,790
          Product development and support            2,432,205      2,370,249     7,148,820      6,363,158
          Selling, general and administrative        3,400,004      2,997,211    10,660,688      8,528,945
                                                  ------------   ------------   -----------    -----------
               Total expenses                       11,323,717      9,873,033    33,100,270     29,179,893
                                                  ------------   ------------   -----------    -----------
               Operating income                      1,901,437      1,432,308     5,347,077      4,175,197
          Other income (expense), net                  128,949        (58,196)      471,511       (339,977)
                                                  ------------   ------------   -----------    -----------
               Income before income taxes            2,030,386      1,374,112     5,818,588      3,835,220
          Provision for income taxes                   860,000        563,000     2,508,000      1,537,000
                                                  ------------   ------------   -----------    -----------
               Net income                         $  1,170,386   $    811,112   $ 3,310,588    $ 2,298,220
                                                  ------------   ------------   -----------    -----------
     Net income per share:
          Basic                                   $       0.07   $       0.07   $      0.21    $      0.20
                                                  ------------   ------------   -----------    -----------
                                                  ------------   ------------   -----------    -----------
          Diluted                                 $       0.07   $       0.05   $      0.19    $      0.17
                                                  ------------   ------------   -----------    -----------
                                                  ------------   ------------   -----------    -----------
Weighted average shares outstanding used
     in the net income per share calculations:
          Basic                                     15,896,133     12,382,391    16,140,712     11,308,949
                                                  ------------   ------------   -----------    -----------
                                                  ------------   ------------   -----------    -----------
          Diluted                                   17,576,715     15,022,752    17,738,729     13,629,052
                                                  ------------   ------------   -----------    -----------
                                                  ------------   ------------   -----------    -----------

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                            DOCUCORP INTERNATIONAL, INC.
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                      Nine months ended
                                                                           April 30,
                                                                 -----------------------------
                                                                      1999           1998
                                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 3,310,588   $  2,298,220
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Stock option compensation expense                                 9,286         15,698
       Depreciation                                                    984,585      1,142,098
       Amortization of capitalized software                          1,450,958      1,324,292
       Amortization of goodwill                                      1,016,656        623,071
       Decrease in goodwill due to release of valuation allowance            0        272,000
       Increase (decrease) in allowance for doubtful accounts         (250,000)       503,806
       Changes in assets and liabilities:
         Increase in accounts receivable                            (1,731,515)    (1,727,832)
         Increase in other assets                                     (450,021)      (188,800)
         Increase (decrease) in accounts payable                      (140,147)       326,440
         Increase in accrued liabilities                             1,108,975      1,888,919
         Increase in deferred revenue                                  404,607      1,088,579
         Increase (decrease) in other liabilities                      129,939       (268,936)
                                                                -------------- --------------
              Total adjustments                                      2,533,323      4,999,335
                                                                -------------- --------------
              Net cash provided by operating activities              5,843,911      7,297,555
                                                                -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments, net of maturities             (5,720,186)             0
  Purchase of fixed assets                                          (1,447,033)      (747,647)
  Capitalized software development costs                            (1,173,069)    (1,069,197)
  Net cash acquired in business combinations                                 0        101,657
                                                                -------------- --------------
              Net cash used in investing activities                 (8,340,288)    (1,715,187)
                                                                -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                                          0    (11,877,132)
  Principal payments under capital lease obligations                   (57,775)      (323,936)
  Net proceeds from issuance of stock                                        0     18,572,565
  Proceeds from exercise of stock options                              558,000        763,626
  Proceeds from repayment of note receivable from stockholders           3,750          5,750
  Purchase of treasury stock                                        (4,834,429)             0
  Tax benefit related to stock option exercises                        162,812              0
  Proceeds from stock issued under Employee Stock Purchase Plan        190,236              0
                                                                -------------- --------------
             Net cash provided by (used in) financing activities    (3,977,406)     7,140,873
                                                                -------------- --------------
Net increase (decrease) in cash and cash equivalents                (6,473,783)    12,723,241
Cash and cash equivalents at beginning of period                    14,439,807      2,869,458
                                                                -------------- --------------
Cash and cash equivalents at end of period                         $ 7,966,024   $ 15,592,699
                                                                -------------- --------------
                                                                -------------- --------------

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

                                                                  Three months ended            Nine months ended
                                                                      April 30,                     April 30,
                                                            ----------------------------- -----------------------------
                                                                 1999           1998           1999           1998
                                                            --------------  ------------- --------------  -------------
Shares used in computing basic net income per
  share                                                         15,896,133     12,382,391     16,140,712     11,308,949
Dilutive effect of stock options and warrants                    1,680,582      2,640,361      1,598,017      2,320,103
                                                                ----------     ----------     ----------     ----------
Shares used in computing diluted net income
  per share                                                     17,576,715     15,022,752     17,738,729     13,629,052
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

                            DOCUCORP INTERNATIONAL, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont.)
                                    (UNAUDITED)

Options to purchase 42,853 shares of Common Stock at a weighted average exercise price of $7.54 per option and expiration dates ranging from 2000-2006 at April 30, 1999 were anti-dilutive and not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the Common Stock for the period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION CONTAINED HEREIN MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH INCLUDE, BUT ARE NOT LIMITED TO, TECHNOLOGICAL ADVANCES, DEPENDENCE UPON THE INSURANCE AND UTILITIES INDUSTRIES, INTEGRATION OF OPERATING SUBSIDIARIES, FLUCTUATIONS IN OPERATING RESULTS, AND THE OTHER RISK FACTORS AND CAUTIONARY STATEMENTS LISTED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q AND ALL SUBSEQUENT ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.

OVERVIEW

DocuCorp develops, markets, and supports a portfolio of open-architecture, enterprise-wide, document automation software products that enable its customers to create, publish, manage, and archive complex, high-volume, individualized documents. In addition, the Company provides document automation consulting, application integration, and document processing, printing, Internet, and mailing services through a 200-person service organization. Document processing and printing services utilize the Company's software to provide solutions for handling high-volume, complex print, finish, and mailing for customers who outsource this activity.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                       Three months ended       Nine months ended
                                                            April 30,                April 30,
                                                      -------------------      -------------------
                                                       1999          1998      1999           1998
                                                      ------        ------    ------         ------
Revenues
          Professional services                         53%            53%       53%            57%
          License                                       22             22        22             19
          Maintenance and other recurring               25             25        25             24
                                                      ----           ----      ----           ----
               Total revenues                          100            100       100            100
                                                      ----           ----      ----           ----
Expenses
          Professional services                         42             40        40             43
          Product development and support               18             21        18             19
          Selling, general and administrative           26             26        28             26
                                                      ----           ----      ----           ----
               Total expenses                           86             87        86             88
                                                      ----           ----      ----           ----
          Operating income                              14             13        14             12
          Other income (expense), net                    1             (1)        1             (1)
                                                      ----           ----      ----           ----
               Income before income taxes               15             12        15             11
          Provision for income taxes                     6              5         6              4
                                                      ----           ----      ----           ----
               Net income                                9%             7%        9%             7%
                                                      ----           ----      ----           ----
                                                      ----           ----      ----           ----

THREE AND NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED APRIL 30, 1998

REVENUES

Total revenues increased 17% and 15% for the three and nine months ended April 30, 1999, respectively, from the comparable prior year period. Additional software licenses in the insurance market were largely responsible for the 16% and 33% increase in license revenues for the three and nine months ended April 30, 1999, respectively. Maintenance revenues increased 21% and 22% for the three and nine months ended April 30, 1999, respectively, due to an expanding customer base and reinstatement of several previously expired maintenance contracts. For the three and nine months ended April 30, 1999, professional services revenues increased 16% and 6%, respectively, due to increased services revenues in the insurance and utilities markets. Print outsourcing revenue increased for the three months ended April 30, 1999 due to additional business in the utilities industry; however, the nine months ended April 30, 1999 experienced a decrease. The Company anticipated a decrease in print outsourcing revenue for the nine months ended April 30, 1999 resulting from the termination of the Policy Management Systems Corporation ("PMSC") print outsourcing relationship in May 1998.

Backlog for the Company's products and services of approximately $34.1 million as of April 30, 1999, of which approximately $19.1 million is scheduled to be satisfied within one year, is primarily comprised of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and print outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. Print outsourcing services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and print outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of Document Automation Platform ("DAP") software products to the insurance industry in North America through an exclusive marketing agreement with PMSC. Revenues from PMSC under this agreement for the three and nine months ended April 30, 1998 were approximately $1.6 million and $4.8 million, respectively. In September 1998, both parties agreed to terminate the marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the three and nine months ended April 30, 1999, the Company generated revenue of approximately $900,000 and $2.6 million, respectively, through the PMSC relationship.

In addition, PMSC terminated its print outsourcing agreement effective May 1998. Revenues from PMSC under this agreement for the three and nine months ended April 30, 1998 were approximately $1.0 million and $4.0 million, respectively. Print outsourcing revenues have declined from fiscal year 1998 levels while the Company replaces this business with new business.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and print outsourcing services. Professional services expense increased 22% and 7% for the three and nine months ended April 30, 1999, respectively. For the three months ended April 30, 1999, recruiting and staffing expenses increased due to significant additional headcount required to meet business needs. For the nine months ended April 30, 1999, the increase is mainly due to increased personnel costs as the professional services department expanded, offset by a decrease in postage and supplies expense related to the decrease in print outsourcing revenues for this period. The Company's international services expansion has also increased costs for the current fiscal year. For the three months ended April 30, 1999 and 1998, professional services expense represented 79% and 75% of professional services revenues, respectively. For the nine months ended April 30, 1999 and 1998, professional services expense represented 76% and 75% of professional services revenues, respectively. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and nine months ended April 30, 1999, product development and support expense increased 3% and 12%, respectively. The majority of the increase is related to additional personnel expenses arising from the acquisitions of EZPower and Maitland in March 1998, as well as additional headcount for continued development and support efforts of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its newly acquired document management and workflow solutions with its existing offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 13% and 25% for the three and nine months ended April 30, 1999, respectively. This increase is mainly due to increased incentive compensation as a result of higher revenues, additional personnel expenses as the departments expand to meet the Company's needs, and professional fees associated with accounting related costs. In addition, goodwill amortization increased as a result of the acquisitions of EZPower and Maitland in March 1998.

OTHER INCOME (EXPENSE), NET

The significant increase in other income (expense), net is due to a material amount of interest income generated in the three and nine months ended April 30, 1999 compared with interest expense incurred in the comparable periods of the prior year. As a result of the receipt of approximately $18.5 million of Initial Public Offering ("IPO") proceeds in April 1998, interest income increased as compared to corresponding periods of fiscal 1998 due to significant cash, cash equivalent, and short-term investment balances maintained by the Company. The Company repaid the Company's debt in April 1998 with proceeds from the IPO leaving minimal interest expense which is related to capital lease obligations.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended April 30, 1999 and 1998 was approximately 42% and 41%, respectively, and 43% and 40% for the nine months ended April 30, 1999 and 1998, respectively. Goodwill amortization related to the acquisitions of EZPower and Maitland is non-deductible, which increased the effective tax rate for the fiscal 1999 periods. The majority of goodwill amortization related to the Merger is also non-deductible. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the three and nine months ended April 30, 1999 and 1998.

NET INCOME

Net income increased 44% for both the three and nine months ended April 30, 1999. The increase in net income for these periods is due to increased revenue and increased interest income, partially offset by additional expenses required to meet the revenue levels.

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

With respect to the Company's internal IT and non-IT software systems and hardware, the Company has identified non-compliant hardware and software systems. The Company is in the process of implementing action plans for the remediation of high risk areas and is scheduled to implement remediation plans for medium to low risk areas during the remainder of fiscal 1999. The Company believes there is not a significant exposure to the Company related to non-compliant internal IT and non-IT software systems and hardware and that the majority of identified non-compliant systems are planned to be upgraded as part of its normal upgrade process in calendar year 1999. To date, the Company has not incurred any material expense directly related to Year 2000 compliance for its internal IT and non-IT computer systems.

Although the Company is undertaking efforts to ensure that all its systems and programs are Year 2000 compliant, the Company has no control over services, functions, and data provided by third-party vendors and others which may result in the inability to provide services. The Company has contacted and is working with its material customers and vendors to verify their Year 2000 compliance. The Company has no control over third-parties as to whether or not they will be Year 2000 compliant. Further, the Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant. The extent to which third-party customers and vendors do not become Year 2000 compliant on a timely basis or may be indirectly impacted by the Year 2000 issue may have a material adverse effect on the Company. The Company is currently developing contingency plans and determining the extent of such plans.

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

At the time of the Merger, FormMaker offered a basic portfolio of document automation processing and imaging software products. FormMaker's product lines and related services stemmed from its DAP and Multi-user Archival & Retrieval System ("MARS") technologies.

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

Subsequent to the Merger, the majority of the original R&D projects were completed in accordance with FormMaker's plans. The fruition of these projects resulted in advanced new product technologies represented by the launch of the Internet Document Server ("IDS") versions 1.0 and 1.3, Bill Print version 1.0 and 1.1, and which fueled the release of two new DAP products.

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

The release of Bill Print versions 1.0 and 1.1 and the new DAP releases have contributed to a significant increase in revenues derived from the utilities market. Revenues in this market have increased in excess of 160% in the fiscal year ended July 31, 1998, as compared to the previous fiscal year, and greater than 25% for the nine months ended April 30, 1999, as compared to the corresponding period of last year. In addition, these releases of in-process R&D have fueled recent licenses to the financial services industry.

Most of the in-process R&D projects acquired in the Merger have been completed on schedule, but minor delays have occurred due to changes in technological and market requirements for document automation processing and imaging systems. Although all in-process R&D projects have been completed, no assurance can be made that the Company's recent releases will be met with market acceptance.

As discussed in Note 3 of the Notes to Interim Consolidated Financial Statements, the Company is currently in discussions with the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process R&D in connection with the Merger. Depending upon the outcome of the discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $8.0 million and short-term investments of $5.7 million. The Company completed an IPO in the form of a rights offering to Safeguard Scientifics, Inc. stockholders in April 1998. Net proceeds to the Company from this offering, after deduction of the underwriting discount and IPO expenses, were approximately $18.5 million.

Cash and cash equivalents for the nine months ended April 30, 1999 decreased $6.5 million due to cash used by various investing and financing activities, and was partially offset by cash provided by operating activities. Cash flows provided by operating activities were $5.8 million as the result of profitable operations and various other cash operating activities. Cash flows used in investing activities of $8.3 million was the result of the purchase of short-term investments, development of capitalized software, and purchase of fixed assets. Cash flows from financing activities used $4.0 million primarily as the result of the repurchase of treasury stock under the Company's stock repurchase program. As of April 30, 1999, the Company had 782,718 shares of treasury stock outstanding at an average per share cost of $4.60.

Working capital was $16.3 million at April 30, 1999, compared with $16.0 million at July 31, 1998.

In connection with the Merger, the Company assumed a $10.0 million revolving credit facility from FormMaker. This credit facility was renegotiated in September 1997. In September 1998, the Company allowed $6.5 million of the credit facility to expire under its normal terms. The remaining $3.5 million bears interest at the bank's prime rate less 0.25%, or 7.50%, as of April 30, 1999 and was renewed and extended to March 2000. Under the credit facility, the Company is required to maintain certain financial covenants. As of April 30, 1999 there were no borrowings under this credit facility.

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

Effective August 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which supersedes Statement of Position No. 91-1 "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations during the three or nine months ended April 30, 1999 and the Company does not anticipate it will have a material impact in the future.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               27. Financial Data Schedule (for EDGAR filing purposes only).

          (b)  Reports on Form 8-K.

               No reports on Form 8-K have been filed by the Registrant during the three months ended April 30, 1999.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    DocuCorp International, Inc.
------------------------------------------
    (Registrant)


/s/ Michael D. Andereck                                     Date   June 11, 1999
----------------------------------------------                     -------------
President and CEO