Form 10-K
period 1999-07-31
DOCUCORP INC
filed 1999-10-29
CIK 1033864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 1999
                                -------------

                                       or

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transitional period from ______ to ______

                        Commission File Number 00-1033864
                                               ----------

                          DocuCorp International, Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                       75-2690838
        -------------------------------         -----------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

        5910 North Central Expressway, Suite 800, Dallas, Texas   75206
        -----------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (214) 891-6500
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of October 8, 1999, there were 15,563,026 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $79,533,024 based upon the closing price of $5.94 per share on October 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999 are incorporated by reference in Items 7 and 8 of Part II of this report.

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

                          DocuCorp International, Inc.
                                Table of Contents
                                    Form 10-K
                                  July 31, 1999

Part I.

   Item 1.  Business ......................................................    2

   Item 2.  Properties ....................................................    7

   Item 3.  Legal Proceedings .............................................    7

   Item 4.  Submission of Matters to a Vote of Security Holders ...........    7

Part II.

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters ...........................................    8

   Item 6.  Selected Consolidated Financial Data ..........................    9

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   20

   Item 8.  Financial Statements and Supplementary Data ...................   20

   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ...........................   20

Part III.

   Item 10.  Directors and Executive Officers of the Registrant ...........   21

   Item 11.  Executive Compensation .......................................   21

   Item 12.  Security Ownership of Certain Beneficial Owners and Management   21

   Item 13.  Certain Relationships and Related Transactions ...............   21

Part IV.

   Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K ......................................   22

   Signatures .............................................................   23

   Index to Exhibits ......................................................   27

                                     Part I

Item 1. Business

General

      DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of print and Internet, enterprise-wide document automation software products that enable users to create, publish, manage, and archive complex, high-volume, individualized documents. In addition, the Company provides document automation consulting, application integration, training, and document outsourcing through a 200-person service organization. Document outsourcing is performed using the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

      The Company was organized in connection with the May 15, 1997 acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences")(the "Merger"). Pro forma data for fiscal 1997 assumes the Merger occurred at the beginning of such period.

      DocuCorp software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to create, publish, and store documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company currently has an installed base of approximately 900 customers. The Company believes it is the leading provider of document automation software and services for the insurance industry to customers including Prudential Insurance Company of America, Lumbermans Mutual Casualty Company, and American International Group (AIG). More than half of the 200 largest insurance companies in North America use the Company's software products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has also become a leading provider of document automation software and services for companies in the utilities industry. Key utilities customers include Southern Company Services, Inc. and Consolidated Edison of New York, Inc. The Company also has customers in the financial services, higher education, telecommunications, and transportation industries, including American Express Services Europe Limited, The University of Texas, Nortel Northern Telecom, Inc., and Yellow Technology Services, Inc.

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

The Document Life Cycle

      The Company believes that the life cycle of a document is divided into three general phases (creation, publishing, and archival), linked together by document management software. The Company believes that its expertise in all phases of the document life cycle constitutes an important competitive advantage.

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

Management Software

      Underlying all three phases of the document life cycle is the requirement to manage the way in which documents and data move within the life cycle and the corporation. This is currently accomplished within organizations through various E-mail software products like Lotus cc:Mail, groupware like Lotus Notes by IBM, network software like Novell NetWare, document management software like Documentum, and workflow products like FileNET. Externally, organizations are increasingly using the Internet to transmit such correspondence. To date, these systems are primarily departmental in nature and are an incomplete way to manage enterprise-wide documents and publications. The Company currently provides products for document routing, network and host connectivity, and Internet access. With the purchase of EZPower Systems, Inc. and Maitland Software, Inc., the Company has integrated their document management products into its product line and significantly expanded the Company's usability in developing them for the next generation.

Growth Strategy

The Company's strategy for growth consists of the following:

Leveraging Existing Customer Relationships

      The Company has an installed base of approximately 900 customers. Increasingly, the Company's customers are expanding or upgrading their document automation solutions, which provides a market for additional products and services from the Company. Most of the Company's large insurance customers originally licensed software, but contracted for few services. Since the Company has substantially expanded its services capacity, it anticipates that the existing customer base could be a significant source of future services revenue for the Company. Recently introduced and planned products and services can also be provided to the Company's current customers as follow-on sales.

Entering New Vertical Markets

      The Company believes it is the leading provider of document automation software and services for the insurance industry and has become a leader in the utilities industry. The Company is targeting vertical market expansion in the financial services, higher education, telecommunications, and transportation industries, in each of which customers have previously purchased and installed the Company's software. During fiscal 1999, the Company assembled a direct sales and marketing division dedicated to penetrating the financial services industry. These industries, like insurance and utilities, have an increasing need for individualized documents to be produced in very large volumes in order to communicate effectively with their customers.

Expanding Internationally

      Approximately 4% of the Company's revenues came from customers outside of North America in fiscal 1999. DocuCorp plans to expand its international customer base primarily by cultivating its international distribution alliance and through direct sales. The Company also intends to leverage its existing international customer base, particularly by selling professional services to customers who previously have licensed software from the Company. During fiscal 1999, the Company significantly increased the number of sales and services professionals in its London office. The Company expanded its presence in the European financial services market and was awarded a significant contract from a major European financial services company. DocuCorp intends to continue increasing the number of sales and services professionals domiciled internationally.

Developing and Enhancing New Technologies

      The Company's product development efforts are focused on developing new products as well as enhancing and broadening its current software product offerings. New DocuCorp products and solutions will continue to emphasize state-of-the-art object-oriented technologies, WindowsNT platform development, and intranet/Internet capabilities and enablement. During fiscal 1999, the Company introduced new software products utilizing object-oriented platform independent technology, with migration and upgrade paths for users of existing products. During fiscal year 2000, the Company's product development efforts will include development of new Internet products and functionality, integration of existing products with the Internet to provide access to documents through the Internet, and further development of systems for use in vertical industries such as utilities and financial services.

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

Expanding Document Outsourcing

      The Company is pursuing outsourcing of customers' document automation operations with on-site Company personnel or through processing of customers' documents at the Company's Atlanta document processing and print facility. During 1999, the Company purchased and installed additional mailing and finishing equipment that more than doubled the capacity of the Atlanta facility. The Company anticipates that outsourcing of documents, both in print and delivery over the Internet, will be the fastest growing area of its business.

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

      The Company's product lines have been organized into the following four primary categories. During fiscal 1999, the Company introduced new software products utilizing object-oriented platform independent technology, with migration and upgrade paths for users of existing products.

DocuCorp Creation Solutions

      With DocuCorp Creation Solutions, document components (forms, graphs, charts, text) can be created either entirely with the Company's products or more typically by using other leading composition or word processing software, such as Microsoft Word, integrated with DocuCorp Creation Solutions. The Company's open architecture supports a broad range of document creation solutions. DocuCorp Creation Solutions run primarily on personal computers under Microsoft Windows. License revenues from the Company's software products in the Creation Solutions category accounted for approximately 10%, 9%, and 8% of the Company's total license revenues in fiscal 1999, 1998, and 1997 (on a pro forma basis), respectively.

DocuCorp Publishing Solutions

      DocuCorp Publishing Solutions are designed to handle production of large volumes of documents, large numbers of forms, complex document assembly requirements, individualization of each document, multiple recipients with unique requirements, and interfacing with existing databases and application programs. DocuCorp Publishing Solutions have the flexibility to dynamically compose highly-tailored documents, each based on custom publishing rules such as unique pagination. Alternatively, the Company's products attain industry leading throughput by utilizing the Company's proprietary software logic encompassing print-ready images to be merged with variable data for high-volume complex documents like complete insurance policies. DocuCorp Publishing Solutions provide forms fill, data merge, document assembly, dynamic formatting and graph generation, centralized and decentralized printing on most leading laser printers, interactive and batch processing and electronic output, and a variety of other features and functions. DocuCorp Publishing Solutions run on mainframes primarily under MVS, and on client/server platforms under Microsoft WindowsNT, Microsoft Windows, and UNIX. License revenues from the Company's software products in the Publishing Solutions category accounted for approximately 62% of the Company's total license revenues in both fiscal 1999 and 1998 and 63% in fiscal 1997 (on a pro forma basis), respectively.

DocuCorp Archival Solutions

      DocuCorp Archival Solutions store published documents electronically so that they can be viewed, used, and reused throughout the organization. Retrieval features enable immediate access to documents for applications like processing claims, referencing enterprise-wide legal or regulatory documentation, or speeding customer service operations at call centers. DocuCorp Archival Solutions can be implemented as stand-alone systems or integrated with leading imaging systems such as FileNET. DocuCorp Archival viewing software runs under Windows, and Archival server software runs on MVS, Microsoft WindowsNT, and UNIX. License revenues from the Company's software products in the Archival Solutions category accounted for approximately 19%, 22%, and 21% of the Company's total license revenues in fiscal 1999, 1998, and 1997 (on a pro forma basis), respectively.

DocuCorp Management Solutions

      DocuCorp Management Solutions currently provide Internet document services, network and host connectivity, document management, and document routing. As enterprises expand, there is a greater need for control over documents and the ability to move documents across the enterprise. License revenues from the Company's software products in the Management Solutions category accounted for approximately 9%, 7%, and 8% of the Company's total license revenues in fiscal 1999, 1998, and 1997 (on a pro forma basis), respectively.

      As an additional service to its customers, the Company also provides the tools and utility programs to interface, maintain, and develop DocuCorp document automation implementations. The latest object-oriented technologies, including use of Active-X, Java, ODBC, and Visual Basic, make it easier to implement installations and interfaces. The Company has not generated, nor does it anticipate that it will generate, material revenues from these tools and utility programs.

Professional Services

      The Company offers both document automation consulting and applications integration together with document outsourcing services to its customers. At July 31, 1999, the Company employed approximately 200 professional service personnel, which represents one of the largest services organization in the document automation software industry. The Company's professional services personnel have experience across many industries and document automation applications.

Consulting

      The Company offers a broad range of consulting services related to document automation. A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services consulting revenues from education as well as training services and electronic document library development. The Company's professional services group works with clients to develop and define document automation strategies and to provide a complete package of software implementation services. Training classes are available to assist clients with implementing technology and applications. Training offerings are available in standardized and customized formats. A substantial majority of the Company's consulting services are related to DocuCorp Publishing Solutions. Consulting services accounted for approximately 41%, 38%, and 36% of the Company's total revenues in fiscal 1999, 1998, and 1997 (on a pro forma basis), respectively.

Document Outsourcing Services

      The Company offers document outsourcing services which utilize the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity. The Company operates a document processing center in Atlanta which, using data received electronically from customers, employs high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, and bundles the output for bulk mailings. Document outsourcing accounted for approximately 12% of the Company's total revenues in fiscal 1999 and 18% in both fiscal 1998 and 1997 (on a pro forma basis), respectively.

Product Development

      The Company has made and expects to continue to make substantial investments in research and product development. Product development efforts increased substantially in fiscal 1998 as a result of the Merger. During fiscal 1999, the Company introduced new software products utilizing object-oriented technology, with migration and upgrade paths for users of existing products. During fiscal year 2000, the Company's product development efforts will include development of new Internet products and functionality, integration of existing products with the Internet to provide access to documents through the Internet, and further development of systems for use in vertical industries such as utilities and financial services.

      The Company has committed substantial resources to product development. Historically, the Company has made new releases of software available approximately every 12 months. As of July 31, 1999, the Company employed approximately 100 technical personnel engaged in research and product development. The product development process is a cooperative effort between customers and the Company. Early review of functionality specifications, prototypes, and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. DocuCorp has a formal planning process for new software products as well as software upgrades and maintenance releases to ensure product quality, timeliness of releases, and meeting or exceeding customer expectations. In fiscal 1999 and fiscal 1998, the Company's software development expenditures were approximately $7.5 million and $6.7 million, respectively.

Sales and Marketing

General

      The Company markets its products through various distribution channels, including direct sales, marketing alliances, and distributors. Its sales resources are organized based upon vertical industry markets. At July 31, 1999, the Company employed approximately 30 direct sales and support representatives who operate from Dallas, Atlanta, and London. Sales representatives are compensated principally on a commission basis.

      The Company markets its products and services primarily through a direct sales force. Distributor relationships are established in the United States, Canada, Europe, South Africa, and Asia. The Company's most significant international distributor relationships are with Continuum (Europe) Limited and Policy Management Systems Corporation ("PMSC").

      The Company intends to increase both its product offerings and vertical markets served through marketing, sales and distribution, and development relationships with other companies. Formal and informal marketing and sales partnerships currently exist with Xerox, Andersen Consulting, Microsoft, ACORD Organization, PMSC, FileNET Corporation, SCT Utility Systems, and en.able. These relationships provide sales leads for the Company's products and services and help extend the Company's sales coverage and networking capabilities.

      The Company's customers generally license the Company's software products for an upfront license fee. Initial license fees typically range from $75,000 to $250,000. Most customers also enter into maintenance agreements with the Company, which typically provide for annual maintenance fees ranging from 15% to 30% of current license fees. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions, and use of the Company's "Hotline" providing technical assistance to the software user. The Company generally charges customers for consulting services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. Document outsourcing services are charged on a transaction fee basis.

Relationship with Third-Party Distributor

      FormMaker, which was acquired by the Company in connection with the Merger, historically distributed its line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with PMSC. A substantial portion of the subsidiary's revenues has historically been generated pursuant to this agreement. Additionally, the subsidiary granted PMSC the exclusive right to market the DAP software in the property/casualty and life insurance industries. Revenues from PMSC under this agreement for the year ended July 31, 1998 were approximately $5.5 million. In September 1998, both parties agreed to terminate the exclusive marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the year ended July 31, 1999, the Company generated revenues of approximately $3.7 million through the PMSC relationship.

      Effective May 1998 the PMSC print outsourcing agreement was terminated. The Company received no print outsourcing revenues from PMSC in fiscal year 1999. Revenues from PMSC under the print outsourcing agreement for the year ended July 31, 1998 were approximately $4.4 million.

Customers

      The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized documents. Currently, the majority of the Company's revenues are generated from the insurance industry. Approximately 71% of the Company's total revenues for the year ended July 31, 1999 were derived from the insurance industry. Of these revenues, 10% of total revenues for the year ended July 31, 1999 were derived from one customer, Prudential Insurance Company of America. Over half of the largest 200 insurance companies in North America use the Company's products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has the largest installed document automation customer base in the insurance industry. During fiscal 1999, six utilities companies in North America licensed the Company's products. In addition to the insurance and utilities industries, the Company is targeting vertical markets including the financial services, higher education, telecommunications, and transportation markets, in each of which industry customers have purchased and installed the Company's software. During fiscal 1999, the Company assembled a direct sales and marketing division dedicated to penetrating the financial services industry. Unlike many other software vendors, the Company's principal contact at customer organizations is generally not an MIS or information technology officer, but rather the customer service or marketing departments that will use the Company's products. As a result, the Company does not always compete with other technological priorities being considered by a customer's MIS department.

Set forth below is a representative list of customers of the Company in the various industries in which the Company markets its products and services:

      Insurance

      Prudential Insurance Company of America
      American International Group (AIG)
      Lumbermans Mutual Casualty Company

      Utilities

      Southern Company Services, Inc.
      Consolidated Edison of New York, Inc.

      Financial Services

      Royal Bank Financial Group
      ABN-AMRO Bank N.V.

      Higher Education

      The University of Texas
      San Francisco State University

      Telecommunications

      Polkomtel S.A.
      Nortel Northern Telecom, Inc.

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

Employees

      As of July 31, 1999, the Company had approximately 370 employees, of which approximately 200 were engaged in professional services, 100 in product development and customer support, 30 in sales and marketing, and 40 in finance, administration, human resources, and internal systems support. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

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

Risk Factors

Significant Revenues from Two Industries

      Approximately 71% and 73% of the Company's total revenues for the year ended July 31, 1999 and 1998, respectively, were derived from the insurance industry. Of these revenues, 10% and 13% of total revenues in fiscal 1999 and 1998, respectively, were derived from one customer, Prudential Insurance Company of America. Additionally, approximately 23% and 20% of the Company's total revenues for the year ended July 31, 1999 and 1998, respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products in markets other than the insurance and utilities industries. In addition, there can be no assurance that the Company will continue to sell products and services to Prudential Insurance Company of America at historical levels. Any significant decline in revenues derived from Prudential Insurance Company of America could have a material adverse effect on the Company's results of operations.

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

Significant Third-Party Distributor Relationship

      FormMaker, which was acquired by the Company in connection with the Merger, historically distributed it line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with PMSC. A substantial portion of the subsidiary's revenues have historically been generated pursuant to this agreement. Revenues from PMSC under this agreement for the year ended July 31, 1998 were approximately $5.5 million. In September 1998, both parties agreed to terminate the exclusive marketing agreement and enter into a new non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the year ended July 31, 1999, the Company generated revenues of approximately $3.7 million through the PMSC relationship.

      Effective May 1998 the PMSC print outsourcing agreement was terminated. The Company received no print outsourcing revenues from PMSC in fiscal year 1999. Revenues from PMSC under the print outsourcing agreement for the year ended July 31, 1998 were approximately $4.4 million.

Attraction and Retention of Technical Employees

      The Company believes that its future success will depend in large part upon its ability to attract, retain, and motivate highly skilled employees, particularly technical employees. The employees that are in highest demand are software programmers, software developers, application integrators, and information technology consultants. These employees are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled technical employees. The loss of a significant number of the Company's technical employees could have a material adverse effect on the Company.

Year 2000 Compliance

      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Accordingly, the Company has evaluated the impact of the Year 2000 on its product line and services offerings, as well as its internal systems and hardware. Relative to its product line, the Company has identified all previous versions of its products that were not Year 2000 compliant and has completed the process of testing and upgrading its product offerings. All current versions of the Company's products are designed to be Year 2000 compliant. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreements remain in force. The Company has completed the process of assessing the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in a material adverse impact on the Company's business or financial condition. However, the Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant. Additionally, the Company is unable to predict the impact, if any, on the Company's revenues as a result of customers and prospects not purchasing additional software and services for the remainder of the calendar year due to customers not wanting to introduce any new products into their computing environments. No assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change.

      As to its own internal software systems and hardware, the Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has generally completed the process of modifying, upgrading, and replacing major information technology and non-information technology software systems and hardware which have been identified as potentially being adversely affected. To date, the Company has incurred approximately $330,000 related to Year 2000 compliance for its internal software systems and hardware and expects to incur an additional $225,000 prior to the end of the calendar year.

Competition

      The market for the Company's document automation products is intensely competitive. The Company faces competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations and
(ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation, Group 1 Software, Inc., Mobius Management Systems, Inc., and M&I Data Services. There can be no assurance that the Company will be able to compete effectively with such entities.

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

Limited Protection of Intellectual Property Rights

      The Company relies on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of its products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's efforts will provide meaningful protection for its proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate, or disclose the Company's proprietary technology.

Dependence on Single Facility for Certain Services

      The Company's print outsourcing operations are performed at its facility in Atlanta, Georgia. Since the Company only has the capability to perform this function at a single location, a fire, flood, earthquake, power loss, or other event affecting the Company's Atlanta processing and print facility could cause a significant interruption in the Company's operations. There can be no assurance that the Company's contingency plans in the event of such interruption will prove to be adequate. Any interruption in the operations at the Company's Atlanta processing and print facility could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

ITEM 2. PROPERTIES

      The Company leases approximately 28,000 square feet of office space in Dallas, Texas for its corporate headquarters, including administrative, sales, services, and product development departments. This lease expires April 30, 2005, but may be terminated by the Company on May 31, 2000.

      The Company leases approximately 76,000 square feet of office space in Atlanta, Georgia which is utilized for administrative, sales, marketing, services, and product development departments. The lease for this space expires on December 31, 2002.

      The Company's document outsourcing facility is also located in Atlanta, Georgia. This facility occupies approximately 19,000 square feet under a lease which expires on October 31, 2002, but may be terminated by the Company on October 31, 2000.

      The Company's staff in Maryland is located in Silver Spring, Maryland. This facility occupies approximately 10,000 square feet under a lease which expires December 31, 2001. The Company's staff in New Hampshire is located in a 4,500 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 1999.

      Office space is also leased in London, England for its European sales and services functions, California for a sales office, and Philadelphia, Pennsylvania and Portland, Maine for product development activities.

      The Company believes that its existing office facilities and additional space available to it are adequate to meet its requirements, and that in any event, suitable additional or alternative space adequate to serve the Company's foreseeable needs will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in various claims and legal actions incidental to the normal conduct of its business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 8, 1999 there were approximately 1,000 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for the Company's Common Stock:

                                            High           Low
                                            ----           ---
Fiscal 1999:
Fourth quarter                            $ 5.75         $ 4.03
Third quarter                               9.88           4.25
Second quarter                              6.25           3.88
First quarter                               6.50           2.25

Fiscal 1998:
Fourth quarter                            $ 9.94         $ 5.00
Third quarter (from April 6, 1998)         10.75           9.25

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data for the years ended July 31, 1999, 1998, 1997, 1996, and 1995 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                    Years ended July 31,
                                                 ------------------------------------------------------
                                                   1999       1998        1997*       1996       1995
                                                 --------   --------    --------    --------   --------
Statements of Operations Data:                            (in thousands except per share amounts)
Total revenues                                   $ 51,926   $ 45,247   $ 17,503    $ 11,470   $ 10,814

Operating income (loss)                          $  7,231   $  5,602   $(17,460)   $  3,416   $  3,158

Net income (loss) before income taxes            $  7,853   $  5,424   $(17,246)   $  3,656   $  3,186

Net income (loss)                                $  4,513   $  3,184   $(16,102)   $  2,321   $  2,003

Cash dividend declared for preferred stock             -0-        -0-  $  2,808          -0-        -0-

Net income (loss) per share:
   Basic                                         $   0.28   $   0.25   $  (2.18)   $   0.37   $   0.35
   Diluted                                       $   0.26   $   0.21   $  (2.18)   $   0.28   $   0.25

Weighted average number of shares outstanding:
   Basic                                           16,001     12,587      7,377       6,202      5,674
   Diluted                                         17,570     14,865      7,377       8,381      8,165

* After Merger-related charges of $21,378. Without such charges operating income, net income before income taxes, net income, net income per share (diluted), and weighted average number of shares of common stock and common stock equivalents (diluted) would have been $3,918, $4,132, $2,598, $0.34, and 7,607, respectively.

                                                                         July 31,
                                                 ------------------------------------------------------
                                                   1999       1998        1997        1996       1995
                                                 --------   --------    --------    --------   --------
Balance Sheet Data:                                                    (in thousands)
Working capital                                  $ 15,513   $ 15,988   $  1,644    $  5,640   $  4,049

Total assets                                     $ 52,918   $ 51,921   $ 32,698    $ 14,691   $ 13,145

Total debt, including obligations
   under capital lease                           $     25   $     87   $  9,439    $     46   $  1,637

Redeemable Class B common stock                  $     -0-  $     -0-  $ 19,119    $     -0-  $     -0-

Stockholders' equity (deficit)                   $ 36,994   $ 38,433   $ (7,520)   $  8,037   $  5,606

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth in the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth in the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors of the Company will be set forth in the forthcoming Proxy Statement under the heading "Directors and Executive Officers," which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth in the forthcoming Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation will be set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management will be set forth in the forthcoming Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain relationships and transactions will be set forth in the forthcoming Proxy Statement, which information is incorporated herein by reference.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements which are included in this Form 10-K or which are incorporated herein by reference.

      1.    Financial Statements (incorporated herein by reference):

            Report of Independent Accountants

            As of July 31, 1999 and 1998:

            o     Consolidated Balance Sheets

            For the Years Ended July 31, 1999, 1998, and 1997:

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

            o     Consolidated Statements of Changes in Stockholders' Equity

            o     Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule:

            o     Report of Independent Accountants on Financial Statement
                  Schedule

            o     Valuation and Qualifying Accounts

      3.    Exhibits:

            See Exhibit Index beginning on page 25 of this Form 10-K.

(b) Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.

     DocuCorp International, Inc.
---------------------------------------
           (Registrant)


/s/ Michael D. Andereck                  Date   10/29/99
---------------------------------------       ----------------------------------
Michael D. Andereck
President, Chief Executive Officer and
Director

                        POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of DocuCorp International, Inc., hereby severally constitute and appoint Michael D. Andereck, our true and lawful attorney, with full power to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable DocuCorp International, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Andereck                    Date          10/29/99
--------------------------------------          --------------------------------
Michael D. Andereck
President, Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Milledge A. Hart, III                  Date          10/29/99
--------------------------------------          --------------------------------
Milledge A. Hart, III
Chairman of the Board


/s/ Anshoo S. Gupta                        Date          10/29/99
--------------------------------------          --------------------------------
Anshoo S. Gupta
Director


/s/ John D. Loewenberg                     Date          10/29/99
--------------------------------------          --------------------------------
John D. Loewenberg
Director


/s/ Warren V. Musser                       Date          10/29/99
--------------------------------------          --------------------------------
Warren V. Musser
Director


/s/ George F. Raymond                      Date          10/29/99
--------------------------------------          --------------------------------
George F. Raymond
Director


/s/ Arthur R. Spector                      Date          10/29/99
--------------------------------------          --------------------------------
Arthur R. Spector
Director

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of DocuCorp International, Inc.

      Our audit of the consolidated financial statements referred to in our report dated September 9, 1999 appearing in the 1999 Annual Report to Stockholders of DocuCorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) 2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
September 9, 1999

                        Valuation and Qualifying Accounts
                    Years ended July 31, 1999, 1998, and 1997
                                   Schedule II

                                           Balance at    Charged to                  Balance at
                                           Beginning     Costs and     Deductions      End of
              Description                  of Period    Expenses (a)  (a)(b)(c)(d)     Period
------------------------------------------------------------------------------------------------

1999
   Allowance for doubtful accounts        $  950,000     $  446,330     $ (721,330)   $  675,000
   Valuation allowance against deferred
     tax assets                           $2,348,784     $       -0-    $  (81,397)   $2,267,387

1998
   Allowance for doubtful accounts        $  525,000     $  734,550     $ (309,550)   $  950,000
   Valuation allowance against deferred
     tax assets                           $1,392,817     $1,848,786     $ (892,819)   $2,348,784

1997
   Allowance for doubtful accounts        $  350,000     $  363,556     $ (188,556)   $  525,000
   Valuation allowance against deferred
     tax assets                           $       -0-    $1,392,817     $       -0-   $1,392,817

(a) Such amounts include balances assumed in the acquisition of FormMaker, EZPower, and Maitland. See Notes to Consolidated Financial Statements for further discussion.

(b) Such amounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable accounts.

(c) Such amounts relate to the tax benefit from utilization of net operating loss and reduction of the valuation allowance based on management's assessment of the likelihood of realizability of the loss carryforwards.

(d) Such amounts relate to the expiration of credit carryforwards for which a valuation allowance was previously established.

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

     10.2 Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.2 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

     10.3 1997 Equity Compensation Plan. (filed as exhibit 10.3 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference).

     13.1*        1999 Annual Report to Stockholders.

     21.1*        Subsidiaries of the Registrant.

     23.1*        Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

     27.1*        Financial Data Schedule. (for EDGAR filing purposes only)


----------
      *     Filed herewith.