Form 10-Q
period 1999-10-31
DOCUCORP INC
filed 1999-12-15
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  OCTOBER 31,1999         Commission File Number:  00-1033864
                    ---------------                                  ----------

                          DOCUCORP INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    75-2690838
-------------------------------------           --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   identification number)



          5910 North Central Expressway, Suite 800, Dallas, Texas 75206
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (214) 891-6500
           ----------------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not applicable
           ----------------------------------------------------------
                (Former name, former address and former fiscal year,
                             if changed since last report)



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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 15,542,070 shares outstanding as of November 30, 1999.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                OCTOBER 31, 1999


                         PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 31, 1999 and July 31, 1999           2

         Interim Consolidated Statements of Operations for the three months
                ended October 31, 1999 and 1998                                         3

         Interim Consolidated Statements of Cash Flows for the three months
                ended October 31, 1999 and 1998                                         4

         Notes to Interim Consolidated Financial Statements                             5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      7


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                              15


Signatures                                                                             16

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           October 31,     July 31,
                                                                               1999          1999
                                                                           -----------    ----------
ASSETS
     Current assets:
         Cash and cash equivalents                                          $  5,908        $  6,459
         Short-term investments                                                7,798           6,914
         Accounts receivable, net of allowance
              of $675                                                         13,753          14,436
         Other current assets                                                  2,162           3,004
                                                                           ---------       ---------
                  Total current assets                                        29,621          30,813
     Fixed assets, net of accumulated depreciation
         of $4,919 and $4,584, respectively                                    5,082           3,570
     Software, net of accumulated amortization of $9,586
         and $9,045, respectively                                              7,624           7,728
     Goodwill, net of accumulated amortization of $2,818
         and $2,479, respectively                                              9,437           9,693
     Other assets                                                                693           1,114
                                                                           ---------       ---------
                                                                            $ 52,457        $ 52,918
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                   $  1,490        $  1,692
         Accrued liabilities                                                   3,704           4,155
         Deferred revenue                                                      8,124           9,089
         Other current liabilities                                               490             364
                                                                           ---------       ---------
                  Total current liabilities                                   13,808          15,300
     Other long-term liabilities                                                 609             624
     Stockholders' equity:
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                              166             166
         Additional paid-in capital                                           48,059          47,976
         Treasury stock at cost, 1,030,823 and 1,170,275
                shares, respectively                                          (4,857)         (5,539)
         Retained deficit                                                     (5,308)         (5,547)
         Notes receivable from stockholders                                      (20)            (62)
                                                                           ---------       ---------
                  Total stockholders' equity                                  38,040          36,994
                                                                           ---------       ---------
                                                                            $ 52,457        $ 52,918
                                                                           =========       =========

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three months ended
                                                            October 31,
                                                       ---------------------
                                                         1999         1998
                                                       --------    ---------
REVENUES
      Professional services                            $  7,364     $  6,393
      License                                             1,880        2,714
      Maintenance and other recurring                     3,739        3,103
                                                       --------     --------
              Total revenues                             12,983       12,210
                                                       --------     --------

EXPENSES
      Professional services                               5,891        4,844
      Product development and support                     2,460        2,299
      Selling, general and administrative                 3,315        3,459
                                                       --------     --------
              Total expenses                             11,666       10,602
                                                       --------     --------
              Operating income                            1,317        1,608
      Other income, net                                     159          199
                                                       --------     --------
              Income before income taxes                  1,476        1,807
      Provision for income taxes                            654          788
                                                       --------     --------
              Net income                               $    822     $  1,019
                                                       ========     ========
Net income per share:
      Basic                                            $   0.05     $   0.06
                                                       ========     ========
      Diluted                                          $   0.05     $   0.06
                                                       ========     ========


Weighted average shares outstanding used
  in the net income per share calculations:
      Basic                                              15,512       16,471
                                                       ========     ========
      Diluted                                            17,125       17,955
                                                       ========     ========

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                 October 31,
                                                                             --------------------
                                                                               1999        1998
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $    822    $  1,019
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation                                                             335         317
         Amortization of capitalized software                                     541         456
         Amortization of goodwill                                                 339         346
         Increase (decrease) in allowance for doubtful accounts                     0        (325)
         Other                                                                      0           3
         Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                        683        (366)
                Decrease in other assets                                        1,263         302
                Increase (decrease) in accounts payable                          (202)        142
                Increase (decrease) in accrued liabilities                       (441)        855
                Increase (decrease) in deferred revenue                          (965)        210
                Increase in other liabilities                                     111          68
                                                                             --------    --------
                      Total adjustments                                         1,664       2,008
                                                                             --------    --------
                      Net cash provided by operating activities                 2,486       3,027
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                            (884)     (2,000)
   Purchase of fixed assets                                                    (1,847)       (324)
   Capitalized software development costs                                        (437)       (447)
                                                                             --------    --------
                      Net cash used in investing activities                    (3,168)     (2,771)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                             (10)        (44)
   Proceeds from exercise of stock options                                        285         211
   Proceeds from repayment of note receivable from stockholder                     42           4
   Purchase of treasury stock                                                    (186)     (1,290)
                                                                             --------    --------
                      Net cash provided by (used in) financing activities         131      (1,119)
                                                                             --------    --------
Net decrease in cash and cash equivalents                                        (551)       (863)
Cash and cash equivalents at beginning of period                                6,459      14,440
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $  5,908    $ 13,577
                                                                             ========    ========

        SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three month periods ended October 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 1999. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the year.

NOTE 2 - NET INCOME PER SHARE

The Company's basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

                                                              Three months ended
                                                                  October 31,
                                                           --------------------------
                                                                1999          1998
                                                           -----------     ----------
Shares used in computing basic net income per share            15,512         16,471
Dilutive effect of stock options and warrants                   1,613          1,484
                                                           -----------     ----------
Shares used in computing diluted net income per share          17,125          17,955
                                                           ===========     ==========


Options to purchase approximately 43,000 and 158,000 shares of Common Stock at an average exercise price of $7.54 and $5.58 per share at October 31, 1999 and 1998, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

NOTE 3 - ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with a review conducted by the Securities and Exchange Commission ("SEC") related to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 1998, the Company responded to the SEC regarding inquiries related to the value ascribed to the technology acquired as in-process research and development ("in-process R&D") in the May 1997 merger of Image Sciences, Inc. and FormMaker Software, Inc. ("the Merger"). In connection with the Merger, the Company recorded in-process R&D charges in the amount of $13.5 million in the fourth quarter of fiscal 1997. The Company understands that the SEC is engaged in similar discussions with other companies, and is examining the

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


basis for valuing in-process R&D charges versus the SEC's recent guidance on the preferred calculation of these charges. The Company has consulted with its independent accountants and independent appraisers and believes that the purchase price allocations and related amortization charges stemming from the merger were determined in accordance with generally accepted accounting principles.


Depending upon the outcome of any future discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION CONTAINED HEREIN MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH INCLUDE, BUT ARE NOT LIMITED TO, TECHNOLOGICAL ADVANCES, DEPENDENCE UPON THE INSURANCE AND UTILITIES INDUSTRIES, YEAR 2000 COMPLIANCE, ATTRACTION AND RETENTION OF TECHNICAL EMPLOYEES, FLUCTUATIONS IN OPERATING RESULTS, AND THE OTHER RISK FACTORS AND CAUTIONARY STATEMENTS LISTED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q AND ALL SUBSEQUENT ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.

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

DocuCorp software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to create, publish, and store documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company currently has an installed base of approximately 900 customers. More than half of the 200 largest insurance companies in North America use the Company's software products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products, services, and document outsourcing services.

The Company derives its revenues from license fees, recurring maintenance fees, and professional services fees related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, document outsourcing, and education services.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                          Three months ended
                                                              October 31,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
Revenues
         Professional services                             57%             53%
         License                                           14              22
         Maintenance and other recurring                   29              25
                                                     ------------    ------------
                Total revenues                            100             100

Expenses
         Professional services                             45              40
         Product development and support                   19              19
         Selling, general and administrative               26              28
                                                     ------------    ------------
                Total expenses                             90              87
                                                     ------------    ------------
         Operating income                                  10              13
         Other income, net                                  1               2
                                                     ------------    ------------
                Income before income taxes                 11              15
         Provision for income taxes                         5               7
                                                     ------------    ------------
                Net income                                  6%              8%
                                                     ============    ============


COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

REVENUES

Total revenues increased 6% due to increased maintenance and professional services revenues offset by a 31% decrease in license revenues. The decline in license revenues is primarily the result of fewer software license contracts as customers and prospects delay purchasing decisions as they do not want to introduce any new software products into their computing environments prior to arrival of Year 2000. Maintenance revenues increased 20% due to an expanding customer base, as well as the one-time effect of reinstatement of several previously expired maintenance contracts. Professional services revenues increased 15% due to increased document outsourcing revenues in the utilities market.

Backlog for the Company's products and services of approximately $35.8 million as of October 31, 1999, of which approximately $18.9 million is scheduled to be satisfied within one year, is primarily composed of recurring software license fees and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and document outsourcing services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. Document outsourcing services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and document outsourcing services are based on management's estimate of revenues over the remaining life of the respective contracts.

In September 1998, the Company and Policy Management Systems Corporation ("PMSC") agreed to terminate the exclusive marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the three months ended October 31, 1999 and 1998, the Company generated revenues of approximately $771,000 and $837,000 under the new agreement, respectively.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and document outsourcing services. Professional services expense increased 22% due to increased personnel costs as the professional services and document outsourcing departments expanded. Additionally, postage and supplies expense associated with the document outsourcing business increased approximately $586,000 due to the increase in document outsourcing revenues. For the three months ended October 31, 1999 and 1998, professional services expense represented 80% and 76% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to lower utilization of consulting personnel as a result of customers not wanting to introduce any new products into their computing environments prior to the arrival of Year 2000, as well as increased postage and supplies expense associated with the document outsourcing business during the three months ended October 31, 1999. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three months ended October 31, 1999, product development and support expense increased 7%. The majority of the increase is related to additional personnel expenses for continued development and support efforts of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased 4% primarily due to a decrease in third-party selling costs associated with the PMSC marketing agreement. This decrease was partially offset by increased personnel costs for international and vertical market expansion.

OTHER INCOME, NET

Other income, net decreased approximately $40,000 largely due to a decrease in interest income as a result of lower cash and cash equivalent balances maintained by the Company.

PROVISION FOR INCOME TAXES

The effective tax rates for both the three months ended October 31, 1999 and 1998 were approximately 44%. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and acquisitions of EZPower System, Inc. and Maitland Software, Inc.

NET INCOME

Net income decreased 19% for the three months ended October 31, 1999. This decrease is primarily due to the impact of Year 2000 on high margin software license revenues and the increase in operating expenses associated with international and vertical market expansion.

YEAR 2000

The Year 2000 computer issue is primarily the result of Information Technology ("IT") or non-IT systems and programs with date sensitive devices, such as embedded chips or code using a two digit date format, as opposed to four digits, to indicate the year. Such systems and programs may be unable to correctly interpret dates beyond the year 1999, which could cause a system failure or other errors, with the resultant disruption in the operation of such systems. The Company has assembled an internally staffed team to address and manage the Year 2000 project related to the Company's products and services offerings, as well as any IT and non-IT internal systems supporting the Company's operations.

Status of Year 2000 Readiness

The Company's analysis of the Year 2000 project consists of the following five phases: awareness, assessment, renovation, validation, and implementation. The awareness phase consists of defining the scope of the Year 2000 problem and establishing a corporate infrastructure and overall strategy to perform compliance work. The assessment phase must identify all hardware, software, networks, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 problem. This assessment must go beyond information systems and include environmental systems that are dependent on embedded microchips, such as security systems, elevators, and vaults. The renovation phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. The validation process includes testing incremental changes to hardware and software components. Finally, in the implementation phase, systems should be certified as Year 2000 compliant and be accepted by the business users. For those systems, which are not compliant, the consequences will be assessed and any contingency plans put into effect.

Internal Infrastructure

With respect to the Company's internal IT and non-IT software systems and hardware, the Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has generally completed the process of modifying, upgrading, and replacing major IT and non-IT software systems and hardware which have been identified as potentially being adversely affected. To date, the Company has incurred approximately $530,000 related to Year 2000 compliance for its internal IT and non-IT computer systems.

Product Line and Services Offerings

With respect to the Company's product line and services offerings, current versions of the Company's products are designed to be Year 2000 compliant. The Company has identified all previous versions of its products which were not Year 2000 compliant and has completed the process of testing and upgrading its product offerings. Customers using pre-Year 2000 compliant versions of the Company's software products are entitled to receive upgraded Year 2000 compliant software as part of their software support agreements with the Company, as long as the customer support agreement remains in force. The Company has completed the process of assessing the extent to which its services implementations are Year 2000 compliant. To the extent the Company is directly involved in resolving any non-compliant services implementations, generally the customer will be responsible for the fees associated with such services. Accordingly, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of products or services offerings will result in a material adverse impact on the Company's business or financial condition. However, the Company is unable to predict the impact, if any, on the Company's revenues as a result of its customers being distracted from their document automation needs as their attention is re-directed, or customer resources are diverted, to becoming Year 2000 compliant. Additionally, the Company is unable to predict the impact, if any, on the Company's revenues as a result of customers and prospects not purchasing additional software and services for the remainder of this calendar year due to customers not wanting to introduce any new products into their computing environments.

Vendors

The Company has mailed questionnaires to substantially all third-party vendors and suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. Responses to these questionnaires are verified against information included with current releases of vendors' products and services and on vendor web sites. Although the Company is undertaking efforts to ensure that all its systems and programs are Year 2000 compliant, the Company has no control over services, functions, and data provided by third-party vendors and others which may result in the inability to provide services. The extent to which third-party customers and vendors do not become Year 2000 compliant on a timely basis or may be indirectly impacted by the Year 2000 issue may have a material adverse effect on the Company.

Systems Other than IT Systems

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, air conditioning, fire systems, and other common devices may be affected by the Year 2000 problem. The Company has completed the remediation of these systems and believes that all major leased facilities are Year 2000 compliant.

Contingency Plans

The Company has developed contingency plans for mission critical projects to be implemented if its efforts to identify and correct Year 2000 problems affecting its internal systems are not effective. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment, and software; increased work hours for our personnel; and use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for IT systems.

Disclaimer

The discussion of the Company's efforts relating to Year 2000 compliance are forward-looking statements. The ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third-party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED COSTS

Based on the results of an independent third-party appraisal, the Company recorded charges of $13.5 million in the fourth quarter of fiscal 1997 to expense in-process research and development ("in-process R&D") costs related to the acquisition of FormMaker. The aggregate purchase price related to the Merger, including direct acquisition costs, was approximately $20.4 million which was allocated to the fair value of the net identifiable assets acquired, including in-process R&D. Acquired in-process R&D represents the present value of the estimated future cash flows expected to be generated by FormMaker in-process R&D. The allocation of $13.5 million to in-process R&D represented the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. In the opinion of management and independent third-party appraisers, the development of these projects had not yet reached technological feasibility and therefore, the in-process R&D had no alternative future uses. Accordingly, these costs were charged to operations on the closing date of the Merger.

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

Milestones for the in-process R&D projects were also examined as of the date of the Merger. For each in-process R&D project, Company engineers evaluated the critical milestones. This included comprehensive analysis of each of the acquired product lines' in-process R&D to clarify the technological hurdles that the development team had overcome at the date of the Merger as well as the hurdles that the engineers faced going forward to complete the remaining development efforts. From this analysis, the overall significance of tasks completed versus tasks remaining were assessed. For all categories, a greater level of significance was associated with completed tasks. This implied that a greater degree of overall value was attributable to the completed tasks relative to those indicated by the cost metrics. Based on estimates made by FormMaker's R&D professionals regarding technical achievements completed as of the date of the Merger, the milestone percentage was determined to be approximately 75%. Utilizing this milestone analysis for the in-process R&D valuation resulted in values for incomplete R&D projects which approximated the $13.5 million appraisal value.

At the time of the Merger, FormMaker offered a basic portfolio of document automation processing and imaging software products. FormMaker's product lines and related services stemmed from its DAP and Multi-user Archival & Retrieval System ("MARS") technologies.

The acquired in-process R&D value was comprised of several ongoing projects intended to address the issues of technological advances in the marketplace such as new client/server architecture, new delivery mechanisms, the Internet, emergence of the Windows NT operating system, object integration on the desktop, and new standards such as Microsoft's Active-X, Microsoft's ODBC, and Sun Microsystems' Java, which were making the development and implementation of new products increasingly complex. These advances in technology required creating highly advanced products that could handle substantial increases in demand, as well as end user requirements for more complex graphics-intensive material. This led to development efforts which centered around new DAP and MARS technologies and incorporated innovative new features and a wide array of advanced functions. FormMaker was addressing industry and technological trends by developing new delivery mechanisms via the Internet, object integration on the desktop, new DAP architecture, platform independence, improved workflow functionality, product compatibility, DAP and MARS integration, and the development of migration and upgrade paths.

At the Merger date, there were still significant efforts needed to bring the acquired in-process technologies and projects to fruition. These efforts principally related to the completion of planning, designing, architecturing, coding, prototyping, scalability, verification, and testing activities that were necessary to establish that the proposed technologies would meet their design specifications. These projects had not yet reached technological feasibility at the time of the Merger. Management expected to continue to support these efforts and believed FormMaker had a reasonable chance of successfully completing the R&D programs. However, there was risk associated with the completion of the projects and there was no assurance that any would reach either technological or commercial success. If these projects were not successfully developed, the sales and profitability of the combined company could have been adversely affected in future periods.

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

The release of Bill Print versions 1.0 and 1.1 and the new DAP releases have contributed to a significant increase in revenues derived from the utilities market. Revenues in this market increased in excess of 160% in the fiscal year ended July 31, 1998, as compared to the previous fiscal year, and greater than 29% for the fiscal year ended July 31, 1999, as compared to the corresponding prior year period. In addition, these releases of in-process R&D have resulted in recent licenses to the financial services industry.

Most of the in-process R&D projects acquired in the Merger have been completed on schedule, but minor delays have occurred due to changes in technological and market requirements for document automation processing and imaging systems. Although all in-process R&D projects have been completed, no assurance can be made that the Company's recent releases will be met with market acceptance.

As discussed in Note 3 of the notes to the unaudited interim consolidated financial statements, the Company has responded to inquiries by the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process R&D in connection with the Merger. To date, the Company has not received further inquiries from the SEC. However, depending upon the outcome of any future discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company's principal sources of liquidity consisted of cash of approximately $5.9 million and short-term investments of approximately $7.8 million. Cash and cash equivalents for the three months ended October 31, 1999 decreased approximately $551,000 primarily as a result of investing approximately $1.8 million in fixed assets related to the Company's expansion of the Dallas and Atlanta facilities and purchase of document outsourcing equipment. This decrease was substantially offset by cash generated from operations of approximately $2.5 million. Cash flows used in investing activities of approximately $3.2 million was related to the purchase of short-term investments, purchase of fixed assets and development of capitalized software. Cash flows provided by financing activities was approximately $131,000 which primarily relates to proceeds from the exercise of stock options partially offset by the repurchase of treasury stock under the Company's stock repurchase program. As of October 31, 1999, the Company had repurchased approximately 1,567,000 shares at an average per share cost of $4.63.

Working capital was approximately $15.8 million at October 31, 1999, compared with approximately $15.5 million at July 31, 1999.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 8.00% as of October 31, 1999, and has been renewed and extended to March 2000. Under the credit facility, the Company is required to maintain certain financial covenants. As of October 31, 1999 there were no borrowings under this credit facility.

The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement, and support of its software offerings, selling and marketing costs associated principally with continued entry into new vertical and international markets, and repurchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

The Company currently anticipates that existing cash and short-term investment balances, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective August 1, 1999, the Company adopted Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") and Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The adoption of SOP 98-9 and SOP 98-1 did not have a material effect on the Company's financial position or results of operations during the three months ended October 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits.

                  27. Financial Data Schedule (for EDGAR filing purposes only).

             (b) Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended October 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Docucorp International, Inc.
---------------------------------------
       (Registrant)


/s/  Michael D. Andereck                     Date  December 15, 1999
---------------------------------------            ----------------------------
President and Chief Executive Officer
(Duly Authorized Officer and Principal
 Financial Officer)