Form 10-Q
period 2000-01-31
DOCUCORP INTERNATIONAL INC
filed 2000-03-16
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: January 31, 2000           Commission File Number: 00-1033864


                          DOCUCORP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                       75-2690838
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
       incorporation or                              identification number)
        organization)


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


                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 15,296,202 shares outstanding as of February 29, 2000.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                JANUARY 31, 2000


                         PART I - FINANCIAL INFORMATION
                                                                                                                 Page
                                                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31, 2000 and July 31, 1999                                      2

         Interim Consolidated Statements of Operations for the three and six
                months ended January 31, 2000 and 1999                                                             3

         Interim Consolidated Statements of Cash Flows for the six months
                ended January 31, 2000 and 1999                                                                    4

         Notes to Interim Consolidated Financial Statements                                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                     7


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                                                         14


Signatures                                                                                                        15

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                            January 31,     July 31,
                                                               2000           1999
                                                            -----------    -----------
ASSETS
     Current assets:
         Cash and cash equivalents                          $     6,843    $     6,459
         Short-term investments                                   7,790          6,914
         Accounts receivable, net of allowance of $675           12,564         14,436
         Other current assets                                     2,067          3,004
                                                            -----------    -----------
                  Total current assets                           29,264         30,813
     Fixed assets, net of accumulated depreciation
         of $5,374 and $4,584, respectively                       5,326          3,570
     Software, net of accumulated amortization
         of $10,154 and $9,045, respectively                      7,458          7,728
     Goodwill, net of accumulated amortization
         of $3,157 and $2,479, respectively                       9,098          9,693
     Other assets                                                   722          1,114
                                                            -----------    -----------
                                                            $    51,868    $    52,918
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                   $     1,165    $     1,692
         Accrued liabilities                                      3,723          4,155
         Deferred revenue                                         9,231          9,089
         Other current liabilities                                  522            364
                                                            -----------    -----------
                  Total current liabilities                      14,641         15,300

     Other long-term liabilities                                    587            624
     Stockholders' equity:
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                 166            166
         Additional paid-in capital                              48,062         47,976
         Treasury stock at cost, 1,130,141 and 1,170,275
               shares, respectively                              (5,674)        (5,539)
         Retained deficit                                        (5,894)        (5,547)
         Notes receivable from stockholders                         (20)           (62)
                                                            -----------    -----------
                  Total stockholders' equity                     36,640         36,994
                                                            -----------    -----------
                                                            $    51,868    $    52,918
                                                            ===========    ===========




      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       Three months ended   Six months ended
                                                                          January 31,         January 31,
                                                                       -----------------   -----------------
                                                                        2000      1999      2000      1999
                                                                       -------   -------   -------   -------
REVENUES
         Professional services                                         $ 6,226   $ 6,863   $13,591   $13,256
         License                                                         2,079     2,833     3,959     5,547
         Maintenance and other recurring                                 3,633     3,317     7,371     6,419
                                                                       -------   -------   -------   -------
                Total revenues                                          11,938    13,013    24,921    25,222
                                                                       -------   -------   -------   -------

EXPENSES
         Professional services                                           5,630     4,955    11,521     9,800
         Product development and support                                 2,679     2,418     5,138     4,717
         Selling, general and administrative                             3,520     3,802     6,835     7,260
                                                                       -------   -------   -------   -------
                Total expenses                                          11,829    11,175    23,494    21,777
                                                                       -------   -------   -------   -------
                Operating income                                           109     1,838     1,427     3,445
         Other income, net                                                 182       144       340       343
                                                                       -------   -------   -------   -------
                Income before income taxes                                 291     1,982     1,767     3,788
         Provision for income taxes                                        169       860       823     1,648
                                                                       -------   -------   -------   -------
                Net income                                             $   122   $ 1,122   $   944   $ 2,140
                                                                       =======   =======   =======   =======

Net income per share:
         Basic                                                         $  0.01   $  0.07   $  0.06   $  0.13
                                                                       =======   =======   =======   =======
         Diluted                                                       $  0.01   $  0.06   $  0.06   $  0.12
                                                                       =======   =======   =======   =======
Weighted average shares outstanding used
      in the net income per share calculations:
         Basic                                                          15,482    16,055    15,497    16,263
                                                                       =======   =======   =======   =======
         Diluted                                                        17,193    17,684    17,159    17,820
                                                                       =======   =======   =======   =======




       See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Six months ended
                                                                         January 31,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $    944    $  2,140
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                    790         642
         Amortization of capitalized software                          1,109         951
         Amortization of goodwill                                        678         682
         Decrease in allowance for doubtful accounts                       0        (250)
         Other                                                             3           6
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                  1,872      (3,087)
           Decrease in other assets                                    1,329          31
           Decrease in accounts payable                                 (527)       (157)
           Increase (decrease) in accrued liabilities                   (415)      1,977
           Increase in deferred revenue                                  142       1,688
           Increase in other liabilities                                 121         149
                                                                    --------    --------
                        Total adjustments                              5,102       2,632
                                                                    --------    --------
                        Net cash provided by operating activities      6,046       4,772
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                   (876)     (3,953)
   Purchase of fixed assets                                           (2,546)       (810)
   Capitalized software development costs                               (839)       (804)
                                                                    --------    --------
                        Net cash used in investing activities         (4,261)     (5,567)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                    (17)        (51)
   Proceeds from exercise of stock options                               473         401
   Proceeds from repayment of note receivable from stockholders           42           4
   Purchase of treasury stock                                         (2,040)     (3,519)
   Proceeds from stock issued under Employee Stock Purchase Plan         141         190
   Other                                                                   0         120
                                                                    --------    --------
                       Net cash used in financing activities          (1,401)     (2,855)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                     384      (3,650)
Cash and cash equivalents at beginning of period                       6,459      14,440
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  6,843    $ 10,790
                                                                    ========    ========




       See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three and six month periods ended January 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 1999. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the year.


NOTE 2 - NET INCOME PER SHARE

The Company's basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

                                               Three months ended  Six months ended
                                                  January 31,         January 31,
                                                ----------------- ---------------
                                                 2000     1999     2000     1999
                                                ------   ------   ------   ------
Shares used in computing basic
    net income per share                        15,482   16,055   15,497   16,263
Dilutive effect of stock options and warrants    1,711    1,629    1,662    1,557
                                                ------   ------   ------   ------
Shares used in computing diluted
    net income per share                        17,193   17,684   17,159   17,820
                                                ======   ======   ======   ======


Options to purchase approximately 246,353 shares of Common Stock at an average exercise price of $5.44 per share for the three months ended January 31, 1999 were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, technological advances, dependence upon the insurance and utilities industries, attraction and retention of technical employees, fluctuations in operating results, and the other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of Internet and print, enterprise-wide document automation software products that enable users to create, publish, manage, and archive complex, high-volume, individualized documents. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled document automation solutions, document automation consulting, application integration, and training through a 190-person service organization. ASP hosting is performed using the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

The Company was organized in connection with the May 15, 1997 acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger").

DocuCorp software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to create, publish, and store documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company's ASP offerings include customer statements and billings, electronic bill presentment and payment, insurance policy production, and electronic document archival. The Company currently has an installed base of approximately 900 customers. More than half of the 200 largest insurance companies in the United States use the Company's software products and services, including seven of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

The Company derives its revenues from license fees, recurring maintenance fees, and professional services fees related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, ASP hosting, and education services.

HISTORICAL OPERATING RESULTS OF THE COMPANY


The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                          Three months ended                  Six months ended
                                                             January 31,                         January 31,
                                                   -------------------------------     ------------------------------
                                                        2000              1999              2000             1999
                                                   -------------     -------------     ---------------  -------------
Revenues
         Professional services                                52%               53%               54%              53%
         License                                              17                22                16               22
         Maintenance and other recurring                      31                25                30               25
                                                   -------------     -------------     -------------    -------------
                Total revenues                               100               100               100              100
                                                   -------------     -------------     -------------    -------------

Expenses
         Professional services                                47                38                46               39
         Product development and support                      22                19                21               18
         Selling, general and administrative                  30                29                27               29
                                                   -------------     -------------     -------------    -------------
                Total expenses                                99                86                94               86
                                                   -------------     -------------     -------------    -------------
                Operating income                               1                14                 6               14
         Other income, net                                     1                 1                 1                1
                                                   -------------     -------------     -------------    -------------
                Income before income taxes                     2                15                 7               15
         Provision for income taxes                            1                 6                 3                7
                                                   -------------     -------------     -------------    -------------
                Net income                                     1%                9%                4%               8%
                                                   =============     =============     =============    =============

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

REVENUES

Total revenues decreased approximately 8% and 1% for the three and six months ended January 31, 2000 and 1999, respectively, due primarily to decreased license revenues partially offset by increased maintenance revenues. For the three and six months ended January 31, 2000, license revenues declined approximately 27% and 29%, respectively, primarily as the result of fewer software license contracts as customers and prospects delayed purchasing decisions until the passage of January 1, 2000. Maintenance revenues increased 10% and 15% for the three and six months ended January 31, 2000, respectively, due to an expanding customer base, as well as the one-time effect of the reinstatement of several previously expired maintenance contracts. For the three and six months ended January 31, 2000, professional services revenues decreased 9% and increased 3%, respectively. Both periods experienced a decrease in implementation and consulting revenues due largely to customers and prospects freezing their computing environments associated with Year 2000 concerns. This decrease in implementation and consulting revenues was offset by a substantial increase in ASP hosting revenues in the utilities market.

Backlog for the Company's products and services of approximately $39.5 million as of January 31, 2000, of which approximately $21.5 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

In September 1998, the Company and Policy Management Systems Corporation ("PMSC") agreed to terminate the exclusive marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. For the three and six months ended January 31, 2000, the Company generated revenues of approximately $632,000 and $1.4 million under the new agreement, respectively.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and ASP hosting services. Professional services expense increased 14% and 18% for the three and six months ended January 31, 2000, respectively, due primarily to increased personnel costs associated with expanded professional services and ASP hosting departments. Additionally, postage and supplies expense associated with the ASP hosting business increased approximately $667,000 and $1.2 million for the three and six months ended January 31, 2000, respectively, due to the increase in ASP hosting revenues. For the three months ended January 31, 2000 and 1999, professional services expense represented 90% and 72% of professional services revenues, respectively. For the six months ended January 31, 2000 and 1999, professional services expense represented 85% and 74% of professional services revenues, respectively. This increase in cost as a percentage of professional services revenues is mainly due to lower utilization of consulting personnel as a result of customers delaying the introduction of new products into their computing environments until the passage of January 1, 2000, as well as increased postage and supplies expense associated with the ASP hosting business. The Company expects professional services expenses to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and six months ended January 31, 2000, product development and support expense increased 11% and 9%, respectively. The majority of the increase is related to additional personnel expenses for continued development and support efforts of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased 7% and 6% for the three and six months ended January 31, 2000, respectively. This decrease is primarily due to decreased incentive compensation as a result of lower revenues partially offset by increased personnel costs for international and vertical market expansion. For the six months ended January 31, 2000, a decrease in third-party selling costs associated with the PMSC marketing agreement also contributed to the decrease in selling, general and administrative expense.

OTHER INCOME, NET

Other income, net increased approximately $38,000 for the three months ended January 31, 2000 due primarily to an increase in interest income as a result of maintaining a larger short-term investment balance which earns a more favorable interest rate. For the six months ended January 31, 2000, other income, net remained substantially the same as the prior year comparable period.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended January 31, 2000 and 1999 was approximately 58% and 43%, respectively, and approximately 47% and 44% for the six months ended January 31, 2000 and 1999, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and fiscal year 1998 acquisitions of EZPower Systems, Inc. and Maitland Software, Inc.

NET INCOME

Net income decreased approximately 89% and 56% for the three and six months ended January 31, 2000, respectively. The decrease in net income for these periods is primarily due to the impact of Year 2000 on software license and professional services revenues and the increase in operating expenses associated with international and vertical market expansion.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, the Company's principal sources of liquidity consisted of cash of approximately $6.8 million and short-term investments of approximately $7.8 million. Cash and cash equivalents for the six months ended January 31, 2000 increased approximately $384,000. The increase in cash and cash equivalents is due primarily to $6.0 million cash generated from operations substantially offset by cash used in various investing and financing activities. Cash flows used in investing activities of approximately $4.3 million was related to the purchase of short-term investments, purchase of fixed assets, and development of capitalized software. Specifically, the Company invested approximately $2.5 million in fixed assets related to the Company's expansion of the Dallas and Atlanta facilities and purchase of ASP hosting equipment. Cash flows used in financing activities of approximately $1.4 million primarily relates to the repurchase of treasury stock under the Company's stock repurchase program offset by proceeds from exercise of stock options. As of January 31, 2000, the Company had repurchased approximately 1,871,000 shares of its Common Stock at an average per share cost of $4.87.

Working capital was approximately $14.6 million at January 31, 2000, compared with approximately $15.5 million at July 31, 1999.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 8.25% as of January 31, 2000, and has been renewed and extended to March 2000. Under the credit facility, the Company is required to maintain certain financial covenants. As of January 31, 2000 there were no borrowings under this credit facility. The Company is currently in discussion with the bank to renew and extend the credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective August 1, 1999, the Company adopted Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") and Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The adoption of SOP 98-9 and SOP 98-1 did not have a material effect on the Company's financial position or results of operations during the six months ended January 31, 2000.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 7, 1999. At this meeting, the stockholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated October 29, 1999. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the plan from 980,000 to 1,730,000 shares and electing PricewaterhouseCoopers LLP as its independent auditors for the 2000 fiscal year. The number of votes cast for each item was as follows:

I.       Election of Directors

                                            For          Against       Withheld
                                         ----------     ---------      --------
         Milledge A. Hart, III           12,373,065       3,740         34,914
         Michael D. Andereck             12,373,625       3,180         34,914
         Anshoo S. Gupta                 12,366,260      10,545         34,914
         John D. Loewenberg              12,369,777       7,028         34,914
         George F. Raymond               12,374,045       2,760         34,914
         Warren V. Musser                12,373,965       2,840         34,914
         Arthur R. Spector               12,368,041       8,764         34,914

II.      Amendment to 1997 Equity Compensation Plan

                                         11,619,571     769,799         22,349

III.     Election of PricewaterhouseCoopers LLP as Independent Auditors

                                         11,469,184     928,194         14,341



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  27. Financial Data Schedule (for EDGAR filing purposes only).

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended January 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DocuCorp International, Inc.
----------------------------
       (Registrant)


/s/  Michael D. Andereck                                   Date   March 16, 2000
--------------------------------------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit                Description
Number                 -----------
-------
  27                   Financial Data Schedule