Form 10-Q
period 2000-04-30
DOCUCORP INTERNATIONAL INC
filed 2000-06-14
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: April 30, 2000             Commission File Number: 00-1033864
                   --------------                                     ----------


                          DOCUCORP INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                       75-2690838
----------------------------------               -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       identification number)



     5910 North Central Expressway, Suite 800, Dallas, Texas        75206
    -------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)


                                 (214) 891-6500
              -----------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not applicable
  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 15,006,404 shares outstanding as of May 31, 2000.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                 APRIL 30, 2000


                         PART I - FINANCIAL INFORMATION

                                                                                                                 Page
                                                                                                                 ----

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of April 30, 2000 and July 31, 1999                                         2

        Interim Consolidated Statements of Operations and Comprehensive
                Income for the three and nine months ended April 30, 2000 and 1999                                 3

        Interim Consolidated Statements of Cash Flows for the nine months
                ended April 30, 2000 and 1999                                                                      4

        Notes to Interim Consolidated Financial Statements                                                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               14


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                                         14


Signatures                                                                                                        15

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                   April 30,         July 31,
                                                                     2000              1999
                                                                 ------------      ------------
ASSETS
     Current assets:
         Cash and cash equivalents                               $      4,701      $      6,459
         Short-term investments                                         7,781             6,914
         Accounts receivable, net of allowance
                   of $533 and $675, respectively                      11,692            14,436
         Other current assets                                           2,015             3,004
                                                                 ------------      ------------
                  Total current assets                                 26,189            30,813

     Fixed assets, net of accumulated depreciation
         of $5,837 and $4,584, respectively                             6,011             3,570
     Software, net of accumulated amortization
         of $10,715 and $9,045, respectively                            7,371             7,728
     Goodwill, net of accumulated amortization
         of $3,496 and $2,479, respectively                             8,760             9,693
     Other assets                                                         758             1,114
                                                                 ------------      ------------
                                                                 $     49,089      $     52,918
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                        $      1,592      $      1,692
         Accrued liabilities                                            3,558             4,155
         Deferred revenue                                               8,929             9,089
         Other current liabilities                                        518               364
                                                                 ------------      ------------
                  Total current liabilities                            14,597            15,300

     Other long-term liabilities                                          542               624

     Stockholders' equity:
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                       166               166
         Additional paid-in capital                                    48,310            47,976
         Treasury stock at cost, 1,647,491 and 1,170,275
                 shares, respectively                                  (8,878)           (5,539)
         Retained deficit                                              (5,583)           (5,547)
         Currency translation adjustment                                  (65)                0
         Notes receivable from stockholders                                 0               (62)
                                                                 ------------      ------------
                  Total stockholders' equity                           33,950            36,994
                                                                 ------------      ------------
                                                                 $     49,089      $     52,918
                                                                 ============      ============


      See accompanying notes to interim consolidated financial statements.
                                        2

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three months ended              Nine months ended
                                                                    April 30,                      April 30,
                                                           --------------------------     --------------------------

                                                              2000            1999           2000            1999
                                                           ----------      ----------     ----------      ----------

REVENUES
         Professional services                             $    7,363      $    6,950     $   20,953      $   20,206
         License                                                1,801           2,908          5,760           8,454
         Maintenance and other recurring                        3,851           3,367         11,223           9,787
                                                           ----------      ----------     ----------      ----------
                Total revenues                                 13,015          13,225         37,936          38,447
                                                           ----------      ----------     ----------      ----------

EXPENSES
         Professional services                                  6,205           5,492         17,726          15,291
         Product development and support                        2,535           2,432          7,673           7,149
         Selling, general and administrative                    3,414           3,400         10,249          10,660
                                                           ----------      ----------     ----------      ----------
                Total expenses                                 12,154          11,324         35,648          33,100
                                                           ----------      ----------     ----------      ----------
                Operating income                                  861           1,901          2,288           5,347
         Other income, net                                        143             129            483             472
                                                           ----------      ----------     ----------      ----------
                Income before income taxes                      1,004           2,030          2,771           5,819
         Provision for income taxes                               480             860          1,303           2,508
                                                           ----------      ----------     ----------      ----------
                Net income                                 $      524      $    1,170     $    1,468      $    3,311
                                                           ==========      ==========     ==========      ==========

Other comprehensive income:
         Foreign currency translation adjustment                  (65)              0            (65)              0
                                                           ----------      ----------     ----------      ----------
                Comprehensive income                       $      459      $    1,170     $    1,403      $    3,311
                                                           ==========      ==========     ==========      ==========

Net income per share:
         Basic                                             $     0.03      $     0.07     $     0.10      $     0.21
                                                           ==========      ==========     ==========      ==========
         Diluted                                           $     0.03      $     0.07     $     0.09      $     0.19
                                                           ==========      ==========     ==========      ==========
Weighted average shares outstanding used
     in the net income per share calculations:
         Basic                                                 15,217          15,896         15,404          16,141
                                                           ==========      ==========     ==========      ==========
         Diluted                                               16,912          17,577         17,077          17,739
                                                           ==========      ==========     ==========      ==========



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine months ended
                                                                                      April 30,
                                                                           ------------------------------

                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $      1,468      $      3,311
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                             1,253               984
         Amortization of capitalized software                                     1,670             1,451
         Amortization of goodwill                                                 1,017             1,017
         Decrease in allowance for doubtful accounts                               (142)             (250)
         Other                                                                        9                 9
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             2,970            (1,732)
           (Increase) decrease in other assets                                    1,347              (450)
           Decrease in accounts payable                                             (98)             (140)
           Increase (decrease) in accrued liabilities                              (578)            1,109
           Increase (decrease) in deferred revenue                                 (136)              405
           Increase in other liabilities                                            (75)              130
                                                                           ------------      ------------
                        Total adjustments                                         7,237             2,533
                                                                           ------------      ------------
                        Net cash provided by operating activities                 8,705             5,844
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                              (867)           (5,720)
   Purchase of fixed assets                                                      (3,694)           (1,447)
   Capitalized software development costs                                        (1,313)           (1,173)
                                                                           ------------      ------------
                        Net cash used in investing activities                    (5,874)           (8,340)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                               (20)              (58)
   Proceeds from exercise of stock options                                          538               558
   Proceeds from repayment of note receivable from stockholders                      62                 4
   Purchase of treasury stock                                                    (5,522)           (4,835)
   Proceeds from stock issued under Employee Stock Purchase Plan                    141               190
   Other                                                                            242               163
                                                                           ------------      ------------
                       Net cash used in financing activities                     (4,559)           (3,978)
                                                                           ------------      ------------
Effect of exchange rates on cash flows                                              (30)                0
                                                                           ------------      ------------
Net decrease in cash and cash equivalents                                        (1,758)           (6,474)
Cash and cash equivalents at beginning of period                                  6,459            14,440
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $      4,701      $      7,966
                                                                           ============      ============



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three and nine month periods ended April 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 1999. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended April 30, 2000 are not necessarily indicative of the results to be expected for the year. Certain prior year balances have been reclassified to conform to current year presentation.

The assets and liabilities of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars at the period end exchange rate. The related translation adjustments are recorded into a separate component of equity. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing during the period.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income.


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

                                                               Three months ended             Nine months ended
                                                                    April 30,                     April 30,
                                                            -------------------------     -------------------------

                                                               2000           1999           2000           1999
                                                            ----------     ----------     ----------     ----------

     Shares used in computing basic
         net income per share                                   15,217         15,896         15,404         16,141
     Dilutive effect of stock options and warrants               1,695          1,681          1,673          1,598
                                                            ----------     ----------     ----------     ----------
     Shares used in computing diluted
         net income per share                                   16,912         17,577         17,077         17,739
                                                            ==========     ==========     ==========     ==========

Options to purchase approximately 42,853 shares of Common Stock at an average exercise price of $7.54 per share for the three months ended April 30, 1999 were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.


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

OVERVIEW

DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of Internet and print, enterprise-wide document automation software products that enable users to create, publish, manage, and archive complex, high-volume, individualized documents. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled document automation solutions, document automation consulting, application integration, and training through a 195-person service organization. ASP hosting is performed using the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY


The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                          Three months ended             Nine months ended
                                                              April 30,                      April 30,
                                                     --------------------------      --------------------------

                                                        2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------
Revenues
         Professional services                               56%             53%             55%             53%
         License                                             14              22              15              22
         Maintenance and other recurring                     30              25              30              25
                                                     ----------      ----------      ----------      ----------
                Total revenues                              100             100             100             100
                                                     ----------      ----------      ----------      ----------

Expenses
         Professional services                               48              42              47              40
         Product development and support                     19              18              20              18
         Selling, general and administrative                 26              26              27              28
                                                     ----------      ----------      ----------      ----------
                Total expenses                               93              86              94              86
                                                     ----------      ----------      ----------      ----------
                  Operating income                            7              14               6              14
         Other income, net                                    1               1               1               1
                                                     ----------      ----------      ----------      ----------
                Income before income taxes                    8              15               7              15
         Provision for income taxes                           4               6               3               6
                                                     ----------      ----------      ----------      ----------
                Net income                                    4%              9%              4%              9%
                                                     ==========      ==========      ==========      ==========

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999

REVENUES

Total revenues decreased approximately 2% and 1% for the three and nine months ended April 30, 2000, respectively, due primarily to decreased license revenues offset by increased maintenance and professional services revenues. For the three and nine months ended April 30, 2000, license revenues declined approximately 38% and 32%, respectively, primarily as a result of the impact of Year 2000. The majority of prospective customers were waiting until the passage of January 1, 2000 to introduce software into their computing environments and the Company's sales cycle for license revenues is typically several months. Maintenance revenues increased 14% and 15% for the three and nine months ended April 30, 2000, respectively, due to an expanding customer base, as well as the one-time effect of the reinstatement of several previously expired maintenance contracts. For the three and nine months ended April 30, 2000, professional services revenues increased 6% and 4%, respectively. Both periods experienced a decrease in implementation and consulting revenues due largely to the delay of customers and prospects implementing new projects as the result of Year 2000 concerns. This decrease in implementation and consulting revenues was offset by a substantial increase in ASP hosting revenues in the utilities market.

Backlog for the Company's products and services of approximately $38.2 million as of April 30, 2000, of which approximately $21.3 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

In September 1998, the Company and Policy Management Systems Corporation ("PMSC") agreed to terminate the exclusive marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between DocuCorp and PMSC allows PMSC to market all of the Company's software products to insurance and financial services companies worldwide. The Company generated revenues of approximately $850,000 and $900,000 for the three months ended April 30, 2000 and 1999, respectively, and approximately $2.6 million and $2.3 million for the nine months ended April 30, 2000 and 1999, respectively, under the new agreement.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to both consulting and ASP hosting services. Professional services expense increased 13% and 16% for the three and nine months ended April 30, 2000, respectively, due primarily to increased personnel costs associated with the expanded professional services and ASP hosting departments. Additionally, postage and supplies expense associated with the ASP hosting business increased approximately $455,000 and $1.7 million for the three and nine months ended April 30, 2000, respectively, due to the increase in ASP hosting revenues. For the three months ended April 30, 2000 and 1999, professional services expense represented 84% and 79% of professional services revenues, respectively. For the nine months ended April 30, 2000 and 1999, professional services expense represented 85% and 76% of professional services revenues, respectively. This increase in cost as a percentage of professional services revenues is mainly due to lower utilization of consulting personnel as a result of customers readjusting their focus until after the passage of January 1, 2000, as well as increased postage and supplies expense associated with the ASP hosting business. The Company expects professional services expenses to increase as a result of the opening of a second ASP hosting facility located in Dallas, Texas during March 2000. In addition, expenses are expected to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and nine months ended April 30, 2000, product development and support expense increased 4% and 7%, respectively. The majority of the increase is related to additional personnel expenses for continued development and support efforts of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense remained substantially unchanged for the three months ended April 30, 2000 and decreased 4% for the nine months ended April 30, 2000. Incentive compensation decreased as a result of decreased license revenues, which was offset by increased personnel costs for international and vertical market expansion. For the nine months ended April 30, 2000, a decrease in third-party selling costs associated with the PMSC marketing agreement also contributed to the decrease in selling, general and administrative expense.

OTHER INCOME, NET

Other income, net remained substantially the same for the three and nine months ended April 30, 2000 as compared to the prior year period.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended April 30, 2000 and 1999 was approximately 48% and 42%, respectively, and approximately 47% and 43% for the nine months ended April 30, 2000 and 1999, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and fiscal year 1998 acquisitions of EZPower Systems, Inc. and Maitland Software, Inc.

NET INCOME

Net income decreased approximately 55% and 56% for the three and nine months ended April 30, 2000, respectively. The decrease in net income for these periods is primarily due to the impact of Year 2000 on software license and professional services revenues and the increase in operating expenses associated with international, ASP, and vertical market expansion.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company's principal sources of liquidity consisted of cash of approximately $4.7 million and short-term investments of approximately $7.8 million. Cash and cash equivalents for the nine months ended April 30, 2000 decreased approximately $1.8 million due mainly to the purchase of fixed assets and repurchase of treasury stock, offset by approximately $8.7 million cash generated from operations. Cash flows used in investing activities of approximately $5.9 million was related to the purchase of short-term investments, purchase of fixed assets, and development of capitalized software. Specifically, the Company invested approximately $3.7 million in fixed assets related to the Company's expansion of the Dallas and Atlanta facilities and purchase of ASP hosting equipment. Cash flows used in financing activities of approximately $4.6 million primarily relates to the repurchase of treasury stock under the Company's stock repurchase program offset by proceeds from exercise of stock options. As of

April 30, 2000, the Company had repurchased approximately 2,440,000 shares of its Common Stock at an average per share cost of $5.16.

Working capital was approximately $11.6 million at April 30, 2000, compared with approximately $15.5 million at July 31, 1999.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 8.75% as of April 30, 2000, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of April 30, 2000 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective August 1, 1999, the Company adopted Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") and Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The adoption of SOP 98-9 and SOP 98-1 did not have a material effect on the Company's financial position or results of operations during the nine months ended April 30, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the first quarter of fiscal year ending July 31, 2001. The Company is in the process of assessing the impact of adopting SAB 101.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments in its cash and cash equivalent balances. The Company invests its cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper.

For the nine months ended April 30, 2000, approximately 6% of the Company's revenues and 5% of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  27. Financial Data Schedule (for EDGAR filing purposes only).

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended April 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DocuCorp International, Inc.
--------------------------------------------
     (Registrant)


/s/  Michael D. Andereck                                    Date June 14, 2000
--------------------------------------------                     -------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule (for EDGAR filing purposes only).