Form 10-K
period 2000-07-31
DOCUCORP INTERNATIONAL INC
filed 2000-10-27
CIK 1033864

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 00-1033864

                                   ----------

                          DocuCorp International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                               75-2690838
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          5910 North Central Expressway, Suite 800, Dallas, Texas 75206
               (Address of principal executive offices) (Zip Code)

                                 (214) 891-6500
              (Registrant's telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: none
           Securities registered pursuant to Section 12(g) of the Act:

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

                         Yes |X|         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of October 6, 2000, there were 14,917,472 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $37,499,226 based upon the closing price of $3.91 per share on October 6, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999 are incorporated by reference in Items 7 and 8 of Part II of this report.

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

================================================================================

                          DOCUCORP INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                    FORM 10-K
                                  July 31, 2000

                                                                            Page
                                                                            ----

PART I
      Item 1.  Business ..................................................    1
      Item 2.  Properties ................................................   11
      Item 3.  Legal Proceedings .........................................   11
      Item 4.  Submission of Matters to a Vote of Security Holders .......   11

PART II
      Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters ....................................   12
      Item 6.  Selected Consolidated Financial Data ......................   12
      Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   13
      Item 8.  Financial Statements and Supplementary Data ...............   13
      Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .................   13

PART III
      Item 10. Directors and Executive Officers of the Registrant ........   14
      Item 11. Executive Compensation ....................................   14
      Item 12. Security Ownership of Certain Beneficial Owners
                  and Management .........................................   14
      Item 13. Certain Relationships and Related Transactions ............   14

PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K ............................................   15
      Signatures .........................................................  II-1
      Index to Exhibits ..................................................  II-4

                                     PART I

Item 1. Business

General

      DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of Internet and print, enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, consulting, application integration, and training through a 190-person service organization. ASP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

      The Company was organized in connection with the May 15, 1997 acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger").

      DocuCorp software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to personalize, produce, and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, and electronic document archival. The Company currently has an installed base of approximately 900 customers. The Company believes it is the leading provider of information solution software and services for the insurance industry to customers including Prudential Insurance Company of America, Lumbermans Mutual Casualty Company, and American International Group (AIG). More than half of the 200 largest North American insurance companies use the Company's software products and services, including eight of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has also become a leading provider of software solutions and services for companies in the utilities industry. Key utilities customers include Southern Company Services, Inc. and Consolidated Edison of New York, Inc. The Company also has customers in the financial services, higher education, telecommunications, and transportation industries, including American Express Services Europe Limited, The University of Texas, Nortel Northern Telecom, Inc., and Yellow Services, Inc.

Document Automation Industry

      Information is critical to corporations as they endeavor to increase revenue, improve customer service, and reduce costs. Companies can increase revenue by using document automation to produce high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Document automation enables companies to provide better customer service by:

      o     creating more attractive, easier to read documents,

      o     increasing accuracy,

      o     minimizing the time it takes to produce and deliver documents, and

      o providing customer service personnel with immediate access to the electronically archived information.

At the same time, document automation reduces the cost of personnel, printing, and storage.

      Certain trends have accelerated the growth of the document automation industry. Deregulation of industries such as insurance, utilities, and financial services has resulted in increased competition and caused participants in such industries to focus more closely on customer service. This has increased the demand to create one-to-one documents personalized to each customer with more visual appeal. Rapid technological advances such as client/server architecture and the Internet, adoption of Microsoft's WindowsNT, Active-X, and ODBC, emergence of Sun Microsystems' Solaris and Java, and the evolving XML standard have expanded the benefits that businesses can derive from document automation. Additionally, the emergence of call centers has increased the demand for access to and automation of customer communications. As a result, an increasing number of companies are employing innovative comprehensive information presentment processes.

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

      Once a document is in digital form, it is then readily available for common applications such as transmission over E-mail, storage on local computers, printing on desktop printers, and distributing via other communication technologies, including the Internet. Documents vary significantly in complexity, ranging from simple letters or forms to multi-page forms, brochures or booklets containing text, charts, and statistical tables requiring sophisticated pagination. The digitized form can also be used for more complex, high-volume publishing applications such as insurance policies and billing statements. The Company's products create or prepare digitized forms that can accept variable data and output to high-speed printers or the Internet.

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

Management Software

      Underlying all three phases of the document life cycle is the requirement to manage the way in which documents and information move within the life cycle and the corporation. This is currently accomplished within organizations through various E-mail software products like Lotus cc:Mail, groupware like Lotus Notes by IBM, network software like Novell NetWare, document management software like Documentum, and workflow products like FileNET. Externally, organizations are increasingly using the Internet to transmit such correspondence. To date, these systems are primarily departmental in nature and are an incomplete way to manage enterprise-wide documents and publications. The Company currently provides products for document routing, network and host connectivity, and Internet access.

Growth Strategy

The Company's strategy for growth consists of the following:

Leveraging Existing Customer Relationships

      The Company has an installed base of approximately 900 customers. Increasingly, the Company's customers are expanding or upgrading their information solutions, which provides a market for additional products and services from the Company. Most of the Company's large insurance customers originally licensed software, but contracted for few services. Since the Company now has a substantial professional services infrastructure, it anticipates that the existing customer base could be a significant source of future services revenues for the Company. Recently introduced and planned products and services can also be provided to the Company's current customers as follow-on sales.

Entering New Vertical Markets

      The Company believes it is the leading provider of document automation software and services for the insurance industry and has become a leader in the utilities industry. The Company is targeting vertical market expansion in the financial services industry. Revenues from the financial services industry represented approximately 13% of the Company's business in fiscal 2000 compared to 3% in fiscal 1999. The financial services industry, like insurance and utilities, has an increasing need for individualized documents to be produced in very large volumes in order to communicate effectively with their customers.

Expanding Internationally

      Approximately 8% of the Company's revenues came from customers outside of North America in fiscal 2000. DocuCorp plans to expand its international customer base primarily by cultivating and expanding its international distribution alliances and through direct sales. During fiscal 2000, the Company hired a General Manager to direct and grow its European operations. In addition, the Company opened a new office in London to serve as its European headquarters. The Company expanded its presence in the European financial services market and was awarded a significant contract from a major European financial services company. DocuCorp intends to continue increasing the number of sales and services professionals domiciled in Europe.

Developing and Enhancing New Technologies

      The Company's product development efforts are focused on developing new products as well as enhancing and broadening its current software product offerings. New DocuCorp products and solutions will continue to emphasize state-of-the-art object-oriented technologies, WindowsNT platform development, and intranet/Internet capabilities and enablement. During fiscal year 2000, the Company introduced a new family of e-solution software products that speed business applications to the Internet, by enabling everything from filling out forms and publishing documents online to managing and viewing documents via the Internet. During fiscal 2001, the Company's product development efforts will include development of new Internet products and functionality, integration of existing products with the Internet to provide access to documents through the Internet, and further development of systems for use in vertical industries such as utilities and financial services.

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

Expanding ASP Hosting Business

      During fiscal 2000, the Company adopted an ASP business model which provides hosted software applications on a per transaction basis. The ASP model was a natural extension of the Company's outsourcing business. The Company's ASP offering allows customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides the Company with a rapidly growing source of recurring revenues. Also during the year, the Company opened a second ASP hosting center in Dallas, Texas which significantly expands its capacity and allows the Company to offer off-site backup and disaster recovery capabilities to its customers. The Company anticipates that ASP hosting services, both in print and delivery over the Internet, will be the fastest growing area of its business.

Products and Services

      The Company offers a portfolio of scalable, high-performance document automation software products. The Company also has one of the largest professional services organizations in the industry, and the facilities to provide ASP hosting services using the Company's technology and expertise.

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

      The Company's product lines have been organized into the following five primary categories.

DocuCorp Creation Solutions (DocuCreate)

      With DocuCreate, document components (forms, graphs, charts, text) can be created either entirely with the Company's products or more typically by using other leading composition or word processing software, such as Microsoft Word, integrated with DocuCreate. The Company's open architecture supports a broad range of document creation solutions. The DocuCreate products run primarily on personal computers under Microsoft Windows. License revenues from the Company's software products in the Creation Solutions category accounted for approximately 16%, 10%, and 9% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Publishing Solutions (DocuMaker)

      The DocuMaker products are designed to handle production of large volumes of documents, large numbers of forms, complex document assembly requirements, individualization of each document, multiple recipients with unique requirements, and interfacing with existing databases and application programs. DocuMaker RP has the flexibility to dynamically compose highly-tailored documents, each based on custom publishing rules such as unique pagination. Alternatively, the Company's DocuMaker FP product attains industry leading throughput by utilizing the Company's proprietary software logic encompassing print-ready images to be merged with variable data for high-volume complex documents like complete insurance policies. The DocuMaker products provide forms fill, data merge, document assembly, dynamic formatting and graph generation, centralized and decentralized printing on most leading laser printers, interactive and batch processing and electronic output, and a variety of other features and functions. The DocuMaker products run on mainframes primarily under MVS, and on client/server platforms under Microsoft WindowsNT, Microsoft Windows, and UNIX. License revenues from the Company's software products in the Publishing Solutions category accounted for approximately 52% of the Company's total license revenues in fiscal 2000 and 62% in both fiscal 1999 and 1998.

DocuCorp Archival Solutions (DocuSave)

      The DocuSave product stores published documents electronically so that they can be viewed, used, and reused throughout the organization. Retrieval features enable immediate access to documents for applications like processing claims, referencing enterprise-wide legal or regulatory documentation, or speeding customer service operations at call centers. DocuSave can be implemented as a stand-alone system or integrated with leading imaging systems such as FileNET. DocuSave viewing software runs under Windows, and DocuSave server software runs on MVS, Microsoft WindowsNT, and UNIX. License revenues from the Company's software products in the Archival Solutions category accounted for approximately 12%, 19%, and 22% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Management Solutions (DocuManage)

      The DocuManage product provides document management and document routing. As enterprises expand, there is a greater need for control over documents and the ability to move documents across the enterprise. License revenues from the Company's software products in the Management Solutions category accounted for approximately 12%, 9%, and 7% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Internet Solutions (e-Solutions)

      During fiscal 2000, the Company introduced its new family of e-solution software products. These products make possible, via the Internet, anything from filling out forms and publishing information to managing and viewing documents and delivering and collection of payments. License revenues from the Company's Internet Solutions category accounted for approximately 6% of the Company's total license revenues in fiscal 2000.

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

Professional Services

      The Company offers both document automation consulting and ASP hosting services to its customers. At July 31, 2000, the Company employed approximately 190 professional service personnel, which represents one of the largest services organizations in the document automation software industry. The Company's professional services personnel have experience across many industries and document automation applications.

Consulting

      The Company offers a broad range of consulting services related to document automation. A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services consulting revenues from education as well as training services and electronic document library development. The Company's professional services group works with clients to develop and define document automation strategies and to provide a complete package of software implementation services. Training classes are available to assist clients with implementing technology and applications. Training offerings are available in standardized and customized formats. A substantial majority of the Company's consulting services are related to DocuCorp Publishing Solutions. Consulting services accounted for approximately 36%, 41%, and 38% of the Company's total revenues in fiscal 2000, 1999, and 1998, respectively.

ASP Hosting

      The Company offers ASP hosting which utilizes the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity. The Company operates ASP hosting centers in Atlanta and Dallas which, using data received electronically from customers, employs high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, and bundles the output for bulk mailings. ASP hosting accounted for approximately 18%, 12%, and 18% of the Company's total revenues in fiscal 2000, 1999 and 1998, respectively.

Product Development

      The Company has made and expects to continue to make substantial investments in research and product development. During fiscal 2000, the Company introduced a new family of e-solution software products that speed business applications to the Internet, by enabling everything from filling out forms and publishing documents online to managing and viewing documents via the Internet. During fiscal 2001, the Company's product development efforts will include development of new Internet products and functionality, integration of existing products with the Internet to provide access to documents through the Internet, and further development of systems for use in vertical industries such as utilities and financial services.

      The Company has committed substantial resources to product development. As of July 31, 2000, the Company employed approximately 95 technical personnel engaged in research and product development. The product development process is a cooperative effort between customers and the Company. Early review of functionality specifications, prototypes, and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. DocuCorp has a formal planning process for new software products as well as software upgrades and maintenance releases to ensure product quality, timeliness of releases, and meeting or exceeding customer expectations. In fiscal 2000, 1999, and 1998, the Company's software development expenditures were approximately $8.1 million, $7.5 million, and $6.7 million, respectively.

Sales and Marketing

General

      The Company markets its products through various distribution channels, including direct sales, marketing alliances, and distributors. Its sales resources are organized based upon vertical industry markets. At July 31, 2000, the Company employed approximately 30 direct sales and sales support representatives who operate from Dallas, Atlanta, and London. Sales representatives are compensated principally on a commission basis.

      The Company markets its products and services primarily through a direct sales force. Distributor relationships are established in the United States, Canada, Europe, South Africa, and Asia. The Company's most significant international distributor relationship is with MYND, formerly Policy Management Systems Corporation.

      The Company intends to increase both its product offerings and vertical markets served through marketing, sales and distribution, and development relationships with other companies. Formal and informal marketing and sales partnerships currently exist with Xerox, Microsoft, ACORD Organization, MYND, FileNET Corporation, SCT Utility Systems, ORCOM Solutions, CheckFree, TransPoint, e-PROFILE, and Bowne. These relationships provide sales leads for the Company's products or provide access to certain technological information and resources.

      The Company's customers generally license the Company's software products for an upfront license fee. Initial license fees typically range from $75,000 to $250,000. Most customers also enter into maintenance agreements with the Company, which typically provide for annual maintenance fees ranging from 15% to 30% of current license fees depending upon the customer group. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions, and use of the Company's "Hotline" providing technical assistance to the software user. The Company generally charges customers for consulting services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. ASP hosting services are charged on a transaction fee basis.

Relationship with Third-Party Distributor

      FormMaker historically distributed its line of DAP software products to the insurance industry in North America through an exclusive marketing agreement with MYND. Prior to the Merger, a substantial portion of the subsidiary's revenues were generated pursuant to this agreement. Additionally, the subsidiary granted MYND the exclusive right to market the DAP software in the property/casualty and life insurance industries. In September 1998, both parties agreed to terminate the exclusive marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between DocuCorp and MYND allows MYND to market all of the Company's software products to insurance and financial services companies worldwide. For the years ended July 31, 2000 and 1999, the Company generated revenues of approximately $2.8 million and $3.7 million through the MYND relationship, respectively.

Customers

      The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized documents. Currently, the majority of the Company's revenues are generated from the insurance industry. Approximately 59% of the Company's total revenues for the year ended July 31, 2000 were derived from the insurance industry. Approximately 6% of total revenues for the year ended July 31, 2000 were derived from one customer, Prudential Insurance Company of America. Over half of the 200 largest North American insurance companies use the Company's products and services, including eight of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has the largest installed document automation customer base in the insurance industry. During fiscal 2000, two utilities companies in North America licensed the Company's products. Approximately 24% of the Company's total revenues for the year ended July 31, 2000 were derived from the utilities industry. In addition to the insurance and utilities industries, the Company is targeting vertical markets including the financial services, higher education, telecommunications, and transportation markets, in each of which industry customers have purchased and installed the Company's software. During the year ended July 31, 2000, approximately 13% of the Company's total revenues were derived from the financial services industry. Unlike many other software vendors, the Company's principal contact at customer organizations is generally not an MIS or information technology officer, but rather the customer service or marketing departments that will use the Company's products. As a result, the Company does not always compete with other technological priorities being considered by a customer's MIS department.

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

      Higher Education

      The University of Texas
      San Francisco State University

      Telecommunications

      Polkomtel S.A.
      Nortel Northern Telecom, Inc.

      Transportation

      Yellow Services, Inc.
      Wisconsin Department of Transportation

Competition

      The market for document automation products and services is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation (which is majority owned by Xerox Corporation ("Xerox")), Group 1 Software, Inc., Mobius Management Systems, Inc., and Metaview, and (iii) direct competition from numerous outsourcing and ASP vendors, including Derivion, Xerox XBS, and OTS. The Company believes that the principal competitive factors in the document automation software market are product performance and functionality, ease of use, multi-platform offerings, product and company reputation, quality of customer support and service, and price. The degree of competition varies significantly with the stage of the document life cycle being addressed and by vertical market.

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

Employees

      As of July 31, 2000, the Company had approximately 360 employees, of which approximately 190 were engaged in professional services, 95 in product development and customer support, 30 in sales and marketing, and 45 in finance, administration, human resources, and internal systems support. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

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

Risk Factors

Significant Revenues from Two Industries

      Approximately 59% and 71% of the Company's total revenues for the year ended July 31, 2000 and 1999, respectively, were derived from the insurance industry. Approximately 6% and 10% of total revenues in fiscal 2000 and 1999, respectively, were derived from one customer, Prudential Insurance Company of America. Additionally, approximately 24% and 23% of the Company's total revenues for the year ended July 31, 2000 and 1999, respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products in markets other than the insurance and utilities industries.

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

Limited Experience in ASP Hosting Business

      The Company recently adopted its ASP hosting business model and therefore has limited experience in offering this service. It is uncertain whether the Company's hosting services will achieve sufficient market acceptance for revenues from ASP hosting to materially increase. At the same time, the Company has opened two ASP hosting centers that will commit to a certain level of expenses regardless of whether revenue growth is achieved. As a result, the failure of the Company to increase ASP hosting revenues as anticipated may subject the Company to potential losses relating to this business model.

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

Competition

      The market for the Company's document automation products is intensely competitive. The Company faces competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation, Group 1 Software, Inc., Mobius Management Systems, Inc., and Metaview, and (iii) direct competition form numerous outsourcing and ASP vendors, including Derivion, Xerox XBS, and OTS. There can be no assurance that the Company will be able to compete effectively with such entities.

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

Item 2. Properties

      The Company leases approximately 31,500 square feet of office space in Dallas, Texas for its corporate headquarters, including administrative, sales, marketing, services, and product development departments. This lease expires April 30, 2005.

      The Company leases approximately 76,000 square feet of office space in Atlanta, Georgia which is utilized for administrative, sales, services, and product development departments. The lease for this space expires on December 31, 2002.

      The Company leases space for an ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 19,000 square feet under a lease which expires on October 31, 2002, but may be terminated by the Company on October 31, 2000.

      The Company leases space for an ASP hosting facility located in Dallas, Texas. This facility occupies approximately 28,700 square feet under a lease which expires on March 31, 2010, but may be terminated by the Company on March 31, 2007.

      The Company's staff in Maryland is located in Silver Spring, Maryland. This facility occupies approximately 10,000 square feet under a lease which expires December 31, 2001.

      The Company's staff in New Hampshire is located in a 5,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 2004.

      The Company leases space for its European sales and services staff in London, England. This facility occupies approximately 8,200 square feet under a lease which expires on September 27, 2013, but may be terminated by the Company on October 1, 2005.

      Office space is also leased in Portland, Maine for product development activities.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 6, 2000 there were approximately 1,000 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for the Company's Common Stock:

                                                           High        Low
                                                          -------    --------
Fiscal 2000:
Fourth quarter ........................................    $5.38      $3.28
Third quarter .........................................     7.97       4.33
Second quarter ........................................     9.13       4.38
First quarter .........................................     8.06       3.69

Fiscal 1999:
Fourth quarter ........................................    $5.75      $4.03
Third quarter .........................................     9.88       4.25
Second quarter ........................................     6.25       3.88
First quarter .........................................     6.50       2.25

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

Item 6. Selected Consolidated Financial Data

      The following selected consolidated financial data for the years ended July 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                    Years ended July 31,
                                                  -----------------------------------------------------
                                                    2000      1999       1998        1997*       1996
                                                  -------    -------    -------    --------     -------
                                                         (in thousands except per share amounts)
Statements of Operations Data:
Total revenues ...............................    $52,331    $51,926    $45,247    $ 17,503     $11,470
Operating income (loss) ......................    $ 3,977    $ 7,231    $ 5,601    $(17,460)    $ 3,416
Net income (loss) before income taxes ........    $ 4,589    $ 7,853    $ 5,424    $(17,246)    $ 3,656
Net income (loss) ............................    $ 2,509    $ 4,513    $ 3,184    $(16,102)    $ 2,321
Cash dividend declared for preferred stock ...         -0-        -0-        -0-   $  2,808          -0-

Net income (loss) per share:
   Basic .....................................    $  0.16    $  0.28    $  0.25    $  (2.18)    $  0.37
   Diluted ...................................    $  0.15    $  0.26    $  0.21    $  (2.18)    $  0.28

Weighted average number of shares outstanding:
   Basic .....................................     15,317     16,001     12,587       7,377       6,202
   Diluted ...................................     16,872     17,570     14,865       7,377       8,381

----------
* After Merger-related charges of $21,378. Without such charges operating income, net income before income taxes, net income, net income per share (diluted), and weighted average number of shares of common stock and common stock equivalents (diluted) would have been $3,918, $4,132, $2,598, $0.34, and 7,607, respectively.

                                                                July 31,
                                           ----------------------------------------------------
                                            2000       1999       1998       1997        1996
                                           -------    -------    -------    -------     -------
                                                              (in thousands)
Balance Sheet Data:
Working capital .......................    $14,009    $15,513    $15,988    $ 1,644     $ 5,640
Total assets ..........................    $50,276    $52,918    $51,921    $32,698     $14,691
Total debt, including obligations under
   capital lease ......................      $  -0-   $    25    $    87    $ 9,439     $    46
Redeemable Class B common stock .......         -0-        -0-        -0-   $19,119          -0-
Stockholders' equity (deficit) ........    $34,685    $36,994    $38,433    $(7,520)    $ 8,037

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is set forth in the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

      Item 8. Financial Statements and Supplementary Data

      The information required by this item is set forth in the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

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

      1. Financial Statements (incorporated herein by reference):

            Report of Independent Accountants

            As of July 31, 2000 and 1999:

            o     Consolidated Balance Sheets

            For the Years Ended July 31, 2000, 1999, and 1998:

            o     Consolidated Statements of Operations and Comprehensive Income

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

            o     Report of Independent Accountants on Financial Statement
                  Schedule

            o     Valuation and Qualifying Accounts

      3. Exhibits:

            See Exhibit Index beginning on page 25 of this Form 10-K.

(b) Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.

                                          DOCUCORP INTERNATIONAL, INC.
                                                  (Registrant)


                                        By: /s/ Michael D. Andereck
                                           -------------------------------------
                                                    Michael D. Andereck
                                            President, Chief Executive Officer
                                                      and Director

                                        Date: October 27, 2000
                                             -----------------------------------

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

             Signature and Title                                Date
      ----------------------------------                     ---------


            /s/ Michael D. Andereck                       October 27, 2000
-------------------------------------------------
              Michael D. Andereck
President, Chief Executive Officer and Director
         (Principal Executive Officer
       and Principal Financial Officer)


            /s/ Andrea L. Ungemach                        October 27, 2000
-------------------------------------------------
              Andrea L. Ungemach
             Corporate Controller
        (Principal Accounting Officer)


           /s/ Milledge A. Hart, III                      October 27, 2000
-------------------------------------------------
             Milledge A. Hart, III
             Chairman of the Board


              /s/ Anshoo S. Gupta                         October 27, 2000
-------------------------------------------------
                Anshoo S. Gupta
                   Director


            /s/ John D. Loewenberg                        October 27, 2000
-------------------------------------------------
              John D. Loewenberg
                   Director


             /s/ Warren V. Musser                         October 27, 2000
-------------------------------------------------
               Warren V. Musser
                   Director


             /s/ George F. Raymond                        October 27, 2000
-------------------------------------------------
               George F. Raymond
                   Director


             /s/ Arthur R. Spector                        October 27, 2000
-------------------------------------------------
               Arthur R. Spector
                   Director

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of DocuCorp International, Inc.

      Our audits of the consolidated financial statements referred to in our report dated September 7, 2000 appearing in the 2000 Annual Report to Stockholders of DocuCorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) 2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Dallas, Texas
September 7, 2000

                        Valuation and Qualifying Accounts
                    Years ended July 31, 2000, 1999, and 1998
                                   Schedule II

                                                       Balance at     Charged to                     Balance at
                                                       Beginning      Costs and      Deductions        End of
                Description                            of Period     Expenses(a)      (a)(b)(c)        Period
                -----------                           -----------    -----------    -----------     -----------
2000
   Allowance for doubtful accounts ...............    $   675,000    $   327,230    $  (402,230)    $   600,000
   Amortization of Intangibles ...................    $ 2,478,780    $ 1,353,223    $        -0-    $ 3,832,003
   Valuation allowance against deferred tax assets    $ 2,267,387    $        -0-   $(1,467,387)    $   800,000

1999
   Allowance for doubtful accounts ...............    $   950,000    $   446,330    $  (721,330)    $   675,000
   Amortization of Intangibles ...................    $ 1,126,924    $ 1,351,856    $        -0-    $ 2,478,780
   Valuation allowance against deferred tax assets    $ 2,348,784    $        -0-   $   (81,397)    $ 2,267,387

1998
   Allowance for doubtful accounts ...............    $   525,000    $   734,550    $  (309,550)    $   950,000
   Amortization of Intangibles ...................    $   160,522    $   966,402    $        -0-    $ 1,126,924
   Valuation allowance against deferred tax assets    $ 1,392,817    $ 1,848,786    $  (892,819)    $ 2,348,784

----------
(a) Such amounts include balances assumed in the acquisition of FormMaker, EZPower, and Maitland. See Notes to Consolidated Financial Statements for further discussion.

(b) Such amounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable accounts.

(c) Such amounts relate to the tax benefit from utilization of net operating loss and reduction of the valuation allowance based on management's assessment of the likelihood of realizability of the loss carryforwards.

                                INDEX TO EXHIBITS

Exhibit No.   Description

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

 13.1*        2000 Annual Report to Stockholders.

 21.1*        Subsidiaries of the Registrant.

 23.1*        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 27.1*        Financial Data Schedule. (for EDGAR filing purposes only)

----------
      *     Filed herewith.