Form 10-K/A
period 2000-07-31
DOCUCORP INTERNATIONAL INC
filed 2000-11-29
CIK 1033864

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, which was filed with the Securities and Exchange Commission on October 27, 2000.

================================================================================

                          DOCUCORP INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                   FORM 10-K/A
                                  July 31, 2000

                                                                            Page
                                                                            ----

PART I
      Item 1.  Business ..................................................    1
      Item 2.  Properties ................................................   11
      Item 3.  Legal Proceedings .........................................   11
      Item 4.  Submission of Matters to a Vote of Security Holders .......   11

PART II
      Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters ....................................   12
      Item 6.  Selected Consolidated Financial Data ......................   12
      Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   13
      Item 8.  Financial Statements and Supplementary Data ...............   21
      Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .................   21

PART III
      Item 10. Directors and Executive Officers of the Registrant ........   22
      Item 11. Executive Compensation ....................................   22
      Item 12. Security Ownership of Certain Beneficial Owners
                  and Management .........................................   22
      Item 13. Certain Relationships and Related Transactions ............   22

PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K ............................................   23
      Signatures .........................................................   24
      Index to Exhibits ..................................................

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

Restatement of Financial Results

      As publicly announced on November 13, 2000, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal year ended July 31, 2000 would need to be restated. In July 2000, the Company recognized revenue from a purported amendment of an existing software license agreement for one of the Company's European customers. The amendment was improperly represented by the Company's European subsidiary as having been in effect on July 31, 2000. The Company's audit committee immediately commenced an internal investigation relating to the software license agreement. The audit committee retained the law firm of Lovells to assist in the investigation. As a result of the investigation, it was determined that certain assets, liabilities, revenues, and net income were overstated at the Company's European subsidiary. Accordingly, consolidated results of the Company as of and for the fiscal year ended July 31, 2000 were impacted.

      On November 13, 2000, Lovells submitted its report to the audit committee, which in turn reported to the Board of Directors on its findings and recommendation regarding such matter.

      For the year ended July 31, 2000, the previously reported financial statements included an overstatement of net revenues of approximately $1.4 million and an overstatement of net income of approximately $980,000, or $0.06 per diluted share. Comparisons of previously reported and restated financial statement amounts for the period impacted by the restatement are set forth in
Note 13 to the consolidated financial statements included herein.

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

Entering New Vertical Markets

      The Company believes it is the leading provider of document automation software and services for the insurance industry and has become a leader in the utilities industry. The Company is targeting vertical market expansion in the financial services industry. Revenues from the financial services industry represented approximately 11% of the Company's business in fiscal 2000 compared to 3% in fiscal 1999. The financial services industry, like insurance and utilities, has an increasing need for individualized documents to be produced in very large volumes in order to communicate effectively with their customers.

Expanding Internationally

      Approximately 6% of the Company's revenues came from customers outside of North America in fiscal 2000. DocuCorp plans to expand its international customer base primarily by cultivating and expanding its international distribution alliances and through direct sales. During fiscal 2000, the Company opened a new office in London to serve as its European headquarters. The Company expanded its presence in the European financial services market and was awarded a contract from a major European financial services company. DocuCorp intends to continue increasing the number of sales and services professionals domiciled in Europe.

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

DocuCorp Creation Solutions (DocuCreate)

      With DocuCreate, document components (forms, graphs, charts, text) can be created either entirely with the Company's products or more typically by using other leading composition or word processing software, such as Microsoft Word, integrated with DocuCreate. The Company's open architecture supports a broad range of document creation solutions. The DocuCreate products run primarily on personal computers under Microsoft Windows. License revenues from the Company's software products in the Creation Solutions category accounted for approximately 14%, 10%, and 9% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Publishing Solutions (DocuMaker)

      The DocuMaker products are designed to handle production of large volumes of documents, large numbers of forms, complex document assembly requirements, individualization of each document, multiple recipients with unique requirements, and interfacing with existing databases and application programs. DocuMaker RP has the flexibility to dynamically compose highly-tailored documents, each based on custom publishing rules such as unique pagination. Alternatively, the Company's DocuMaker FP product attains industry leading throughput by utilizing the Company's proprietary software logic encompassing print-ready images to be merged with variable data for high-volume complex documents like complete insurance policies. The DocuMaker products provide forms fill, data merge, document assembly, dynamic formatting and graph generation, centralized and decentralized printing on most leading laser printers, interactive and batch processing and electronic output, and a variety of other features and functions. The DocuMaker products run on mainframes primarily under MVS, and on client/server platforms under Microsoft WindowsNT, Microsoft Windows, and UNIX. License revenues from the Company's software products in the Publishing Solutions category accounted for approximately 50% of the Company's total license revenues in fiscal 2000 and 62% in both fiscal 1999 and 1998.

DocuCorp Archival Solutions (DocuSave)

      The DocuSave product stores published documents electronically so that they can be viewed, used, and reused throughout the organization. Retrieval features enable immediate access to documents for applications like processing claims, referencing enterprise-wide legal or regulatory documentation, or speeding customer service operations at call centers. DocuSave can be implemented as a stand-alone system or integrated with leading imaging systems such as FileNET. DocuSave viewing software runs under Windows, and DocuSave server software runs on MVS, Microsoft WindowsNT, and UNIX. License revenues from the Company's software products in the Archival Solutions category accounted for approximately 14%, 19%, and 22% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Management Solutions (DocuManage)

      The DocuManage product provides document management and document routing. As enterprises expand, there is a greater need for control over documents and the ability to move documents across the enterprise. License revenues from the Company's software products in the Management Solutions category accounted for approximately 14%, 9%, and 7% of the Company's total license revenues in fiscal 2000, 1999, and 1998, respectively.

DocuCorp Internet Solutions (e-Solutions)

      During fiscal 2000, the Company introduced its new family of e-solution software products. These products make possible, via the Internet, anything from filling out forms and publishing information to managing and viewing documents and delivering and collection of payments. License revenues from the Company's Internet Solutions category accounted for approximately 7% of the Company's total license revenues in fiscal 2000.

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

Consulting

      The Company offers a broad range of consulting services related to document automation. A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services consulting revenues from education as well as training services and electronic document library development. The Company's professional services group works with clients to develop and define document automation strategies and to provide a complete package of software implementation services. Training classes are available to assist clients with implementing technology and applications. Training offerings are available in standardized and customized formats. A substantial majority of the Company's consulting services are related to DocuCorp Publishing Solutions. Consulting services accounted for approximately 37%, 41%, and 38% of the Company's total revenues in fiscal 2000, 1999, and 1998, respectively.

ASP Hosting

      The Company offers ASP hosting which utilizes the Company's software to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity. The Company operates ASP hosting centers in Atlanta and Dallas which, using data received electronically from customers, employs high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, and bundles the output for bulk mailings. ASP hosting accounted for approximately 19%, 12%, and 18% of the Company's total revenues in fiscal 2000, 1999 and 1998, respectively.

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

Customers

      The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized documents. Currently, the majority of the Company's revenues are generated from the insurance industry. Approximately 61% of the Company's total revenues for the year ended July 31, 2000 were derived from the insurance industry. Approximately 6% of total revenues for the year ended July 31, 2000 were derived from one customer, Prudential Insurance Company of America. Over half of the 200 largest North American insurance companies use the Company's products and services, including eight of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has the largest installed document automation customer base in the insurance industry. During fiscal 2000, two utilities companies in North America licensed the Company's products. Approximately 25% of the Company's total revenues for the year ended July 31, 2000 were derived from the utilities industry. In addition to the insurance and utilities industries, the Company is targeting vertical markets including the financial services, higher education, telecommunications, and transportation markets, in each of which industry customers have purchased and installed the Company's software. During the year ended July 31, 2000, approximately 11% of the Company's total revenues were derived from the financial services industry. Unlike many other software vendors, the Company's principal contact at customer organizations is generally not an MIS or information technology officer, but rather the customer service or marketing departments that will use the Company's products. As a result, the Company does not always compete with other technological priorities being considered by a customer's MIS department.

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

Forward-Looking Statements

      This Annual Report on Form 10-K/A may include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K/A, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include but are not limited to those discussed in the section entitled "Risk Factors." Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K/A, materialize, actual results may vary materially from those estimated, anticipated, or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K/A, including without limitation in conjunction with the forward-looking statements included in this Form 10-K/A that are referred to above. All forward-looking statements included in this Form 10-K/A and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Risk Factors

Significant Revenues from Two Industries

      Approximately 61% and 71% of the Company's total revenues for the year ended July 31, 2000 and 1999, respectively, were derived from the insurance industry. Approximately 6% and 10% of total revenues in fiscal 2000 and 1999, respectively, were derived from one customer, Prudential Insurance Company of America. Additionally, approximately 25% and 23% of the Company's total revenues for the year ended July 31, 2000 and 1999, respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products in markets other than the insurance and utilities industries.

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

Item 6. Selected Consolidated Financial Data

      The following selected consolidated financial data for the years ended July 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K/A.

                                                                    Years ended July 31,
                                                  -----------------------------------------------------
                                                   2000
                                                As Restated*  1999       1998        1997**      1996
                                                -----------  -------    -------    --------     -------
                                                         (in thousands except per share amounts)
Statements of Operations Data:
Total revenues ...............................    $50,977    $51,926    $45,247    $ 17,503     $11,470
Operating income (loss) ......................    $ 2,802    $ 7,231    $ 5,601    $(17,460)    $ 3,416
Income (loss) before income taxes ............    $ 3,414    $ 7,853    $ 5,424    $(17,246)    $ 3,656
Net income (loss) ............................    $ 1,529    $ 4,513    $ 3,184    $(16,102)    $ 2,321
Cash dividend declared for preferred stock ...         -0-        -0-        -0-   $  2,808          -0-

Net income (loss) per share:
   Basic .....................................    $  0.10    $  0.28    $  0.25    $  (2.18)    $  0.37
   Diluted ...................................    $  0.09    $  0.26    $  0.21    $  (2.18)    $  0.28

Weighted average number of shares outstanding:
   Basic .....................................     15,317     16,001     12,587       7,377       6,202
   Diluted ...................................     16,872     17,570     14,865       7,377       8,381

----------
* See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the consolidated financial statements for a comparison of previously reported and restated financial statement amounts.
** After Merger-related charges of $21,378. Without such charges operating income, income before income taxes, net income, net income per share (diluted), and weighted average number of shares of common stock and common stock equivalents (diluted) would have been $3,918, $4,132, $2,598, $0.34, and 7,607, respectively.

                                                               July 31,
                                        -------------------------------------------------------
                                            2000
                                        As Restated*   1999       1998       1997        1996
                                        ------------  -------    -------    -------     -------
                                                              (in thousands)
Balance Sheet Data:
Working capital .......................    $13,029    $15,513    $15,988    $ 1,644     $ 5,640
Total assets ..........................    $49,010    $52,918    $51,921    $32,698     $14,691
Total debt, including obligations under
   capital lease ......................    $    -0-   $    25    $    87    $ 9,439     $    46
Redeemable Class B common stock .......         -0-        -0-        -0-   $19,119          -0-
Stockholders' equity (deficit) ........    $33,705    $36,994    $38,433    $(7,520)    $ 8,037

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

      The Company was organized in connection with the May 15, 1997 acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). In March 1998, the Company acquired all of the capital stock of EZPower Systems, Inc. ("EZPower") and Maitland Software, Inc. ("Maitland"), and accordingly, the results of operations for all periods subsequent to the acquisition date are included in the accompanying consolidated financial statements.

      The Company's software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to personalize, produce, and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, and electronic document archival. The Company currently has an installed base of approximately 900 customers. More than half of the 200 largest North American insurance companies use the Company's software products and services, including eight of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

      The Company derives its revenues from license fees, recurring maintenance fees, professional services fees, and ASP hosting fees related to its software products. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts. Professional services revenues include fees for consulting, implementation, and education services. ASP hosting revenues consist of fees earned from customers who outsource document automation applications.

Restatement of Financial Results

      As publicly announced on November 13, 2000, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal year ended July 31, 2000 would need to be restated. In July 2000, the Company recognized revenue from a purported amendment of an existing software license agreement for one of the Company's European customers. The amendment was improperly represented by the Company's European subsidiary as having been in effect on July 31, 2000. The Company's audit committee immediately commenced an internal investigation relating to the software license agreement. The audit committee retained the law firm of Lovells to assist in the investigation. As a result of the investigation, it was determined that certain assets, liabilities, revenues, and net income were overstated at the Company's European subsidiary. Accordingly, consolidated results of the Company as of and for the fiscal year ended July 31, 2000 were impacted.

      On November 13, 2000, Lovells submitted its report to the audit committee, which in turn reported to the Board of Directors on its findings and recommendation regarding such matter.

      For the year ended July 31, 2000, the previously reported financial statements included an overstatement of net revenues of approximately $1.4 million and an overstatement of net income of approximately $980,000, or $0.06 per diluted share. Comparisons of previously reported and restated financial statement amounts for the period impacted by the restatement are set forth in
Note 13 to the consolidated financial statements included herein.

Results of Operations

Historical Operating Results of the Company

      The following table sets forth for the periods indicated selected consolidated statements of operations data. The information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from the consolidated financial statements of the Company. The information provided for fiscal year 2000 has been restated. See "Restatement of Financial Results" above and Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A.

                                                       Years ended July 31,
                                                -------------------------------
                                                 2000
(dollars in thousands)                        As Restated    1999        1998
                                              ----------    -------     -------
Revenues
     ASP hosting                                $ 9,642     $ 6,220     $ 8,162
     Professional services                       19,016      21,120      17,371
     License                                      7,357      11,403       8,885
     Maintenance and other recurring             14,962      13,183      10,829
                                                -------     -------     -------
       Total revenues                           $50,977     $51,926     $45,247
                                                =======     =======     =======

Percentage relationship to total revenues
Revenues
     ASP hosting                                     19%         12%         18%
     Professional services                           37          41          38
     License                                         15          22          20
     Maintenance and other recurring                 29          25          24
                                                -------     -------     -------
       Total revenues                               100         100         100
                                                -------     -------     -------
Expenses
     ASP hosting                                     16          10          14
     Professional services                           31          31          28
     Product development and support                 20          18          18
     Selling and marketing                           16          16          14
     General and administrative                      11          11          14
                                                -------     -------     -------
       Total expenses                                94          86          88
                                                -------     -------     -------
       Operating income                               6          14          12
     Other income (expense), net                      1           1           0
                                                -------     -------     -------
       Income before income taxes                     7          15          12
     Provision for income taxes                       4           6           5
                                                -------     -------     -------
       Net income                                     3%          9%          7%
                                                =======     =======     =======

Fiscal Year Ended July 31, 2000 (Restated) Compared to Fiscal Year Ended July 31, 1999

Revenues

      Total revenues decreased 2% for the year ended July 31, 2000 as compared to the prior year due primarily to decreased professional services and license revenues, offset by increased ASP hosting and maintenance revenues. As a result of Y2K concerns, many customers and prospects delayed licensing and implementation of software until the passage of January 1, 2000. This led to a 35% decrease in license revenues and a 10% decrease in professional services revenues. The Company believes, based on activity in the fourth quarter of fiscal 2000, that Y2K will not have a material impact on future financial results. ASP hosting revenues increased 55% due to the Company's focus on expanding this business and adding several new significant customers during fiscal 2000. Maintenance revenues increased 13% due to an expanding customer base.

      Backlog for the Company's products and services of approximately $39.9 million as of July 31, 2000, of which approximately $22.8 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

      FormMaker historically distributed its line of Document Automation Platform software products to the insurance industry in North America through an exclusive marketing agreement with MYND, formerly Policy Management Systems Corporation. In September 1998, both parties agreed to terminate the marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between the Company and MYND allows MYND to market all of the Company's software products to insurance and financial services companies worldwide. The Company generated revenues of approximately $2.8 million and $3.7 million for the years ended July 31, 2000 and 1999, respectively, under the new agreement.

ASP hosting expense

      ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 69% for the year ended July 31, 2000 due primarily to personnel, facility, and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $1.8 million of additional postage and supplies expense related to increased ASP hosting revenues. For the fiscal years ended July 31, 2000 and 1999, ASP hosting expense represented 87% and 80% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is mainly due to additional costs incurred with expanding the Company's ASP hosting capacity. The Company expects ASP hosting expense to increase as ASP hosting revenues increase.

Professional services expense

      Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense decreased 2% for the year ended July 31, 2000 due to decreased recruiting and travel costs, offset by increased personnel costs associated with the expanded professional services department. For the fiscal years ended July 31, 2000 and 1999, professional services expense represented 82% and 76% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to lower utilization of consulting personnel as a result of customers readjusting their focus until after the passage of January 1, 2000. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase domestically and internationally.

Product development and support expense

      Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the fiscal year ended July 31, 2000, product development and support expense increased 8%. The majority of the increase is related to additional personnel expenses for continued development and support of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

Selling and marketing expense

      In fiscal 2000, selling and marketing expense decreased 4% primarily due to decreased third-party selling costs associated with the MYND marketing agreement. Incentive compensation also decreased as a result of decreased license revenues; however, personnel costs increased as a result of international and vertical market expansion.

General and administrative expense

      General and administrative expense remained substantially unchanged for the year ended July 31, 2000. Legal and accounting fees and bad debt expense decreased, which was offset by increased personnel costs.

Other income, net

      Other income, net decreased approximately $10,000 for the year ended July 31, 2000 due primarily to a decrease in interest income. This decrease was partially offset by a decrease in the loss on foreign exchange rate for the year ended July 31, 2000.

Provision for income taxes

      The effective tax rate for the years ended July 31, 2000 and 1999, was approximately 55% and 43%, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and acquisitions of EZPower and Maitland, and the impact of a loss generated by the Company's European subsidiary. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the years ended July 31, 2000 and 1999.

Net income

      Net income decreased 66% for fiscal 2000. The decrease in net income is primarily due to the impact of Y2K on software license and professional services revenues and the increase in operating expenses associated with international, ASP hosting, and vertical market expansion.

Fiscal Year Ended July 31, 1999 Compared to Fiscal Year Ended July 31, 1998

Revenues

      Total revenues increased 15% for the year ended July 31, 1999 as compared to the prior year. An increase in large dollar software licenses in the insurance market was primarily responsible for the 28% increase in license revenues. Maintenance revenues increased 22% due to an expanding customer base. For the year ended July 31, 1999, professional services revenues increased 22% due to increased consulting and implementation services revenues in the insurance and utilities markets. ASP hosting revenues decreased 24% due to the approximate $4.4 million decline in ASP hosting revenues resulting from the May 1998 termination of the MYND print outsourcing agreement, partially offset by increased ASP hosting revenues in the utilities market.

ASP hosting expense

      ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's ASP hosting center. ASP hosting expense decreased 23% for the year ended July 31, 1999 due primarily to a decrease in postage and supplies expense associated with the decrease in ASP hosting revenues. The decrease was partially offset by increased personnel costs as the Company focused on expanding the ASP hosting business. For the fiscal years ended July 31, 1999 and 1998, ASP hosting expense represented 80% and 79% of ASP hosting revenues, respectively.

Professional services expense

      Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense increased 27% for the year ended July 31, 1999 due to increased personnel costs as the professional services department expanded both domestically and internationally. For the fiscal years ended July 31, 1999 and 1998, professional services expense represented 76% and 73% of professional services revenues, respectively.

Product development and support expense

      Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the fiscal year ended July 31, 1999, product development and support expense increased 14%. The majority of the increase is related to additional personnel expenses for continued development and support of the Company's products, including additional expenses arising from the acquisitions of EZPower and Maitland in March 1998.

Selling and marketing expense

      Selling and marketing expense increased 42% mainly due to additional personnel expenses incurred as the departments expanded to meet the Company's needs, and increased incentive compensation as a result of higher revenues. In addition, the Company concentrated on increasing market awareness through advertising, trade shows, and market research which increased these expenditures.

General and administrative expense

      In fiscal 1999, general and administrative expense decreased 8%. This is primarily the result of a decrease in legal fees from fiscal 1998, which included legal defense and settlement costs related to the resolution of two litigation matters. The decrease in legal fees was partially offset by an increase in goodwill amortization resulting from the EZPower and Maitland acquisitions in March 1998, and an increase in staffing levels within the general and administrative departments.

Other income (expense), net

      The significant increase in other income (expense), net was due to a material amount of interest income generated during the fiscal year ended July 31, 1999 as compared with interest expense incurred during the prior year. As a result of the receipt of approximately $18.5 million of Initial Public Offering ("IPO") proceeds in April 1998, interest income increased as compared to fiscal 1998 due to higher cash, cash equivalent, and short-term investment balances maintained by the Company. The Company repaid its debt in April 1998 with proceeds from the IPO leaving minimal interest expense, which is related to capital lease obligations.

Provision for income taxes

      The effective tax rate for the years ended July 31, 1999 and 1998, was approximately 43% and 41%, respectively. Goodwill amortization related to the acquisitions of EZPower and Maitland is non-deductible, which increased the effective tax rate for the fiscal 1999 period. The majority of goodwill amortization related to the Merger is also non-deductible. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the years ended July 31, 1999 and 1998.

Net income

      Net income increased 42% for fiscal 1999. The increase in net income is due primarily to increased higher margin license fees, increased consulting fees, elimination of the MYND generated ASP hosting and consulting revenues, and increased interest income, partially offset by additional expenses required to meet the revenue levels.

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

      Subsequent to the Merger, the majority of the original R&D projects were completed in accordance with FormMaker's plans. The fruition of these projects resulted in advanced new product technologies represented by the launch of the Internet Document Server ("IDS") versions 1.0 and 1.3, Bill Print version 1.0 and 1.1, which fueled the release of two new DAP products.

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

      The release of Bill Print versions 1.0 and 1.1 and the new DAP releases have contributed to a significant increase in revenues derived from the utilities market. Revenues in this market increased in excess of 160% in the fiscal year ended July 31, 1998, as compared to the previous fiscal year, and greater than 29% and 8% in each of the fiscal years ended July 31, 1999 and 2000, respectively. In addition, these releases of in-process R&D have resulted in recent licenses to the financial services industry.

      Most of the in-process R&D projects acquired in the Merger were completed on schedule, but minor delays occurred due to changes in technological and market requirements for document automation processing and imaging systems. Although all in-process R&D projects have been completed, no assurance can be made that the Company's recent releases will be met with market acceptance.

      As discussed in Note 5 of the notes to consolidated financial statements, the Company has responded to inquiries by the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process R&D in connection with the Merger. To date, the Company has not received further inquiries from the SEC. However, depending upon the outcome of any future discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge.

A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

Liquidity and Capital Resources

      At July 31, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $4.7 million and short-term investments of approximately $7.8 million. Cash and cash equivalents for the year ended July 31, 2000 decreased approximately $1.7 million due primarily to the purchase of fixed assets and purchase of treasury stock under the Company's stock repurchase program, offset by approximately $10.5 million of cash generated from operations. Cash flows used in investing activities of approximately $6.8 million were related to the purchase of short-term investments, development of capitalized software, and purchase of fixed assets. Specifically, the Company invested approximately $4.2 million in fixed assets primarily related to the Company's opening of the Dallas ASP center, expanding the Atlanta facilities, and purchase of ASP hosting equipment. Cash flows used in financing activities of approximately $5.4 million primarily relates to the purchase of treasury stock under the Company's stock repurchase program offset by proceeds from exercise of stock options. As of July 31, 2000, the Company had approximately 1,509,000 shares of treasury stock outstanding at an average per share cost of $5.25. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 2,606,000 million shares of stock at an average purchase price of $5.12. The Company's board of directors has authorized the Company to repurchase up to an aggregate of 4,000,000 shares of stock

      Working capital was approximately $13.0 million at July 31, 2000, compared with approximately $15.5 million at July 31, 1999.

      The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 9.25% as of July 31, 2000, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 2000 there were no borrowings under this credit facility.

      The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement, and support of its software offerings, selling and marketing costs associated principally with expansion in new vertical and international markets, and purchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

      The Company currently anticipates that existing cash, short-term investments, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

      Item 8. Financial Statements and Supplementary Data

      The information required by this item is set forth herein under the caption "Financial Statements and Supplementary Data" on pages F-1 through F-16.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      Part III of this Annual Report on Form 10-K/A incorporates by reference portions of the Registrant's definitive proxy statement, which was filed with the Securities and Exchange Commission on October 27, 2000.

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to Directors of the Company is set forth in the proxy statement under the heading "Directors and Executive Officers," which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11. Executive Compensation

      Information with respect to executive compensation is set forth in the proxy statement under the heading "Executive Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is set forth in the proxy statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and transactions is set forth in the proxy statement, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following is a list of the consolidated financial statements which are included in this Form 10-K/A.

      1. Financial Statements:

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

            o     Consolidated Statements of Changes in Stockholders' Equity

            o     Notes to Consolidated Financial Statements

      2. Financial Statement Schedule:

            o     Report of Independent Accountants on Financial Statement
                  Schedule

            o     Valuation and Qualifying Accounts

      3. Exhibits:

            See Exhibit Index following the Financial Statement Schedule of this Form 10-K/A.

(b) Reports on Form 8-K.

            A report on Form 8-K was filed with the Securities and Exchange Commission on November 17, 2000 to report, pursuant to Item 5 thereof, the restatement of Company's consolidated financial statements as of and for the fiscal year ended July 31, 2000.

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

                                          DOCUCORP INTERNATIONAL, INC.
                                                  (Registrant)


                                        By: /s/ Michael D. Andereck
                                           -------------------------------------
                                                    Michael D. Andereck
                                            President, Chief Executive Officer
                                                      and Director

                                        Date: November 29, 2000
                                             -----------------------------------

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

             Signature and Title                                Date
      ----------------------------------                     ---------


            /s/ Michael D. Andereck                       November 29, 2000
-------------------------------------------------
              Michael D. Andereck
President, Chief Executive Officer and Director
         (Principal Executive Officer
       and Principal Financial Officer)


            /s/ Andrea L. Ungemach                        November 29, 2000
-------------------------------------------------
              Andrea L. Ungemach
             Corporate Controller
        (Principal Accounting Officer)


           /s/ Milledge A. Hart, III                      November 29, 2000
-------------------------------------------------
             Milledge A. Hart, III
             Chairman of the Board


              /s/ Anshoo S. Gupta                         November 29, 2000
-------------------------------------------------
                Anshoo S. Gupta
                   Director


            /s/ John D. Loewenberg                        November 29, 2000
-------------------------------------------------
              John D. Loewenberg
                   Director


             /s/ Warren V. Musser                         November 29, 2000
-------------------------------------------------
               Warren V. Musser
                   Director


             /s/ George F. Raymond                        November 29, 2000
-------------------------------------------------
               George F. Raymond
                   Director


             /s/ Arthur R. Spector                        November 29, 2000
-------------------------------------------------
               Arthur R. Spector
                   Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

================================================================================

                        Report of Independent Accountants

To the Board of Directors and Stockholders of DOCUCORP INTERNATIONAL, INC.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DocuCorp International, Inc. and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 13 to the consolidated financial statements, the Company has restated certain amounts in its previously reported consolidated financial statements for the year ended July 31, 2000.

PricewaterhouseCoopers LLP

Dallas, Texas
September 7, 2000, except for Note 13
which is as of November 28, 2000.

                          DocuCorp International, Inc.
                           Consolidated Balance Sheets
                             July 31, 2000 and 1999

                (in thousands except share and per share amounts)
================================================================================

                                                             2000
                                                          As Restated
                                                           (Note 13)       1999
                                                           ---------     --------
Assets
  Current assets:
    Cash and cash equivalents                              $  4,739      $  6,459
    Short-term investments                                    7,754         6,914
    Accounts receivable, net of allowance
       of $600 and $675, respectively                        12,018        14,436
    Current portion of deferred taxes                           653           469
    Income tax refund receivable                                609           729
    Other current assets                                      1,837         1,806
                                                           --------      --------
          Total current assets                               27,610        30,813

  Fixed assets, net of accumulated depreciation
    of $6,309 and $4,584, respectively                        6,039         3,570
  Software, net of accumulated amortization
    of $11,277 and $9,045, respectively                       7,259         7,728
  Deferred taxes                                                758           388
  Goodwill, net of accumulated amortization
    of $3,832 and $2,479, respectively                        6,954         9,693
  Other assets                                                  390           726
                                                           --------      --------
                                                           $ 49,010      $ 52,918
                                                           ========      ========

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                       $  1,763      $  1,692
    Accrued liabilities:
       Accrued compensation                                   2,632         2,893
       Other                                                    994         1,262
    Income taxes payable                                        308           364
    Deferred revenue                                          8,884         9,089
                                                           --------      --------
          Total current liabilities                          14,581        15,300
  Other long-term liabilities                                   724           624

  Commitments and contingencies (Notes 5 and 6)

  Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized; none issued                                   0             0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 16,593,849 shares issued                    166           166
     Additional paid-in capital                              44,725        47,145
     Treasury stock at cost, 1,508,777 and 1,170,275
        shares, respectively                                 (7,923)       (5,539)
     Accumulated deficit                                     (3,187)       (4,716)
     Foreign currency translation adjustment                    (76)            0
     Notes receivable from stockholders                           0           (62)
                                                           --------      --------
          Total stockholders' equity                         33,705        36,994
                                                           --------      --------
                                                           $ 49,010      $ 52,918
                                                           ========      ========

          See accompanying notes to consolidated financial statements.

                          DocuCorp International, Inc.
                    Consolidated Statements of Operations and
                              Comprehensive Income
                For the Years Ended July 31, 2000, 1999, and 1998

                     (in thousands except per share amounts)
================================================================================

                                                                   2000
                                                                As Restated
                                                                 (Note 13)       1999         1998
                                                                 ---------     --------     --------
Revenues
     ASP hosting                                                 $  9,642      $  6,220     $  8,162
     Professional services                                         19,016        21,120       17,371
     License                                                        7,357        11,403        8,885
     Maintenance and other recurring                               14,962        13,183       10,829
                                                                 --------      --------     --------
                Total revenues                                     50,977        51,926       45,247
                                                                 --------      --------     --------

Expenses
     ASP hosting                                                    8,391         4,955        6,437
     Professional services                                         15,674        16,003       12,595
     Product development and support                               10,224         9,492        8,318
     Selling and marketing                                          8,096         8,437        5,955
     General and administrative                                     5,790         5,808        6,341
                                                                 --------      --------     --------
                Total expenses                                     48,175        44,695       39,646
                                                                 --------      --------     --------
                Operating income                                    2,802         7,231        5,601
     Other income (expense), net                                      612           622         (177)
                                                                 --------      --------     --------
                Income before income taxes                          3,414         7,853        5,424
     Provision for income taxes                                     1,885         3,340        2,240
                                                                 --------      --------     --------
                Net income                                       $  1,529      $  4,513     $  3,184
                                                                 ========      ========     ========

Other comprehensive income:
     Foreign currency translation adjustment, net of tax              (76)            0            0
                                                                 --------      --------     --------
                Comprehensive income                             $  1,453      $  4,513     $  3,184
                                                                 ========      ========     ========

Net income per share:
     Basic                                                       $    .10      $    .28     $    .25
                                                                 ========      ========     ========
     Diluted                                                     $    .09      $    .26     $    .21
                                                                 ========      ========     ========

Weighted average shares outstanding used in the net
 income per share calculation:
     Basic                                                         15,317        16,001       12,587
                                                                 ========      ========     ========
     Diluted                                                       16,872        17,570       14,865
                                                                 ========      ========     ========

          See accompanying notes to consolidated financial statements.

                          DocuCorp International, Inc.
                      Consolidated Statements of Cash Flows
                For the Years Ended July 31, 2000, 1999, and 1998

                                 (in thousands)
================================================================================

                                                                            2000
                                                                         As Restated
                                                                          (Note 13)        1999         1998
                                                                          ---------      --------     --------
Cash flows from operating activities
    Net income                                                            $  1,529      $  4,513      $  3,184
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Stock option compensation expense                                     18            12            20
          Depreciation                                                       1,725         1,326         1,274
          Amortization of capitalized software                               2,232         1,998         1,787
          Amortization of goodwill                                           1,353         1,352           966
          Deferred income taxes                                                913           283           972
          Tax benefit related to stock option exercises                        501           192           531
          Increase (decrease) in allowance for doubtful accounts               (65)         (275)          404
          Changes in assets and liabilities, net of effects
              from acquisitions:
                (Increase) decrease in accounts receivable                   2,459        (2,235)       (3,234)
                (Increase) decrease in income tax refund receivable            120           (23)         (202)
                (Increase) decrease in other assets                            295          (961)         (665)
                Increase (decrease) in accounts payable                         81           (81)          508
                Increase (decrease) in accrued liabilities                    (427)        1,803          (615)
                Increase (decrease) in income taxes payable                    (56)          140          (188)
                Increase (decrease) in deferred revenue                       (189)          613         1,667
                                                                          --------      --------      --------
                   Total adjustments                                         8,960         4,144         3,225
                                                                          --------      --------      --------
                   Net cash provided by operating activities                10,489         8,657         6,409
                                                                          --------      --------      --------

Cash flows from investing activities
    Purchase of short-term investments, net                                   (840)       (6,914)            0
    Purchase of fixed assets                                                (4,201)       (1,916)         (995)
    Capitalized software development costs                                  (1,763)       (1,590)       (1,515)
    Net cash acquired in business combinations                                   0             0            31
                                                                          --------      --------      --------
                  Net cash used in investing activities                     (6,804)      (10,420)       (2,479)
                                                                          --------      --------      --------

Cash flows from financing activities
    Repayment of debt                                                            0             0       (11,877)
    Principal payments under capital lease obligations                         (21)          (62)         (401)
    Purchase of treasury stock                                              (6,270)       (7,076)            0
    Proceeds from exercise of options                                          618           569         1,056
    Net proceeds from issuance of stock                                          0             0        18,589
    Proceeds from repayment of note receivable from stockholder                 62             3             6
    Proceeds from stock issued to employees under Employee
       Stock Purchase Plan ("ESPP")                                            247           348           268
                                                                          --------      --------      --------
                  Net cash provided by (used in) financing activities       (5,364)       (6,218)        7,641
                                                                          --------      --------      --------
Effect of exchange rates on cash flows                                         (41)            0             0
                                                                          --------      --------      --------
Net increase (decrease) in cash and cash equivalents                        (1,720)       (7,981)       11,571
Cash and cash equivalents at beginning of year                               6,459        14,440         2,869
                                                                          --------      --------      --------
Cash and cash equivalents at end of year                                  $  4,739      $  6,459      $ 14,440
                                                                          ========      ========      ========

                  See non-cash activities disclosed in Note 12.

          See accompanying notes to consolidated financial statements.

                          DocuCorp International, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                For the Years Ended July 31, 2000, 1999, and 1998
                       (in thousands except share amounts)
================================================================================

                                                           Additional                            Currency
                                               Common       Paid-in     Treasury  Accummulated  Translation     Notes
                                                Stock       Capital       Stock      Deficit     Adjustment   Receivable     Total
                                              ---------    ---------    ---------   ---------   -----------   ---------    --------
Balance at July 31, 1997                      $      51    $   4,913    $       0   $ (12,413)   $       0    $     (71)   $ (7,520)
Exercise of stock options to purchase
  885,993 shares of Common Stock                      9        1,047                                                          1,056
Conversion of 5,623,229 shares of
  Class B common stock to Common Stock               56       19,063                                                         19,119
Issuance of 4,000,000 shares of Common
  Stock in initial public offering                   40       18,549                                                         18,589
Repayment of note receivable from
  stockholder                                                                                                         6           6
Stock issued for acquisitions                         8        3,172                                                          3,180
Issuance of 62,982 shares of Common
  Stock to employees under ESPP                       1          267                                                            268
Compensation expense related to
  non-qualified stock options                                     20                                                             20
Tax benefit from stock option
exercises                                                        531                                                            531
Net income                                                                              3,184                                 3,184
                                              ---------    ---------    ---------   ---------    ---------    ---------    --------
Balance at July 31, 1998                            165       47,562            0      (9,229)           0          (65)     38,433
Exercise of stock options to purchase
  338,571 shares of Common Stock                      1         (564)       1,132                                               569
Purchase of 1,522,526 shares of
  Treasury Stock                                                           (7,076)                                           (7,076)
Repayment of note receivable from
  stockholder                                                                                                         3           3
Issuance of 81,968 shares of Common
  Stock to employees under ESPP                                  (57)         405                                               348
Compensation expense related to
  non-qualified stock options                                     12                                                             12
Tax benefit from stock option exercises                          192                                                            192
Net income                                                                              4,513                                 4,513
                                              ---------    ---------    ---------   ---------    ---------    ---------    --------
Balance at July 31, 1999                            166       47,145       (5,539)     (4,716)           0          (62)   $ 36,994

Exercise of stock options and warrants to
  purchase 671,324 shares of Common Stock                     (2,859)       3,477                                               618
Purchase of 1,083,906 shares of Treasury
  Stock                                                                    (6,270)                                           (6,270)
Repayment of note receivable from
  stockholder                                                                                                        62          62
Issuance of 74,080 shares of Common
  Stock to employees under ESPP                                 (162)         409                                               247
Compensation expense related to
  non-qualified stock options                                     18                                                             18
Tax benefit from stock option exercises                          501                                                            501
Cancellation of call feature                                      82                                                             82
Foreign currency translation adjustment                                                                (76)                     (76)
Net income As Restated (Note 13)                                                        1,529                                 1,529
                                              ---------    ---------    ---------   ---------    ---------    ---------    --------
Balance at July 31, 2000                      $     166    $  44,725    $  (7,923)  $  (3,187)   $     (76)   $       0    $ 33,705
                                              =========    =========    =========   =========    =========    =========    ========

          See accompanying notes to consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

DocuCorp International, Inc. ("DocuCorp" or the "Company"), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Inc. ("EZPower"), Maitland Software, Inc. ("Maitland"), and DocuCorp Europe Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company's business includes developing, marketing, and supporting computer software designed to automate the process of generating, storing, managing, and distributing business documents. The Company also provides application service provider ("ASP") hosting of Internet-enabled solutions, consulting, application integration, and training. The majority of the Company's business is currently derived from companies in the insurance industry.

Revenue recognition

Revenue from licensing of standard software is recognized upon shipment of the software. Revenue from software licenses which include a cancellation clause is recognized upon expiration of the cancellation period. Revenue derived from the development and installation of software packages under long-term contracts is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the purchaser. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined.

Revenue from maintenance contracts, and maintenance revenue that is packaged with license fees, is recognized ratably over the term of the agreements. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition. Revenue related to professional services, such as training and consulting, and ASP hosting is recognized as the services are performed.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

Short-term investments

The Company has the intent and ability to hold short-term investments to maturity; consequently, such investments are carried at cost, which approximates fair market value. At July 31, 2000, the Company held short-term investments which totaled approximately $7.8 million. Interest income from such investments was approximately $406,000, $244,000, and $0 in 2000, 1999, and 1998,
respectively.

Accounts receivable

Included in accounts receivable at July 31, 2000 and 1999 are unbilled amounts of approximately $1.7 million and $2.5 million, respectively. Such amounts have been recognized as revenue under the percentage-of-completion method or upon execution of the contract and shipment of the software, but prior to contractual payment terms.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments.

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

          Computer equipment                             4-5 years
          Furniture and fixtures                           5 years
          Leasehold improvements                     life of lease
          Leased equipment under capital leases          3-5 years

Repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets' remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." After the technological feasibility of the software has been established, material software development costs which include salaries and related payroll costs incurred in the development activities are capitalized. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization. During 2000, 1999, and 1998, the Company charged to expense approximately $6.3 million, $5.9 million, and $5.2 million, respectively, for research and development costs incurred prior to the establishment of the technological feasibility of products. Such expense is included in product development and support on the Consolidated Statements of Operations and Comprehensive Income.

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

Impairment of long-lived assets

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to do so as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable.

Translation of foreign currencies

Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which established new rules for the reporting and display of comprehensive income and it components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be accumulated in stockholders' equity as part of other comprehensive income.

Income taxes

Income taxes are presented pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 uses an asset and liability approach to account for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of these assets in future years.

Net income per share

The Company's basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Concurrent with the completion of the Company's Initial Public Offering ("IPO"), all outstanding shares of Class B common stock were converted into shares of Common Stock on a one-for-one basis. Both basic and diluted net income per share have been computed assuming the conversion of Class B common stock occurred as of the date of original issuance. Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income per share for the fiscal years indicated (in thousands):

                                                 2000         1999         1998
                                                ------       ------       ------
Shares used in computing basic
   net income per share                         15,317       16,001       12,587

Dilutive effect of stock options and
   warrants                                      1,555        1,569        2,278
                                                ------       ------       ------

Shares used in computing diluted
   net income per share                         16,872       17,570       14,865
                                                ======       ======       ======

Options to purchase 843,000, 246,000, and 69,289 shares of Common Stock at average exercise prices of $4.79, $5.44, and $5.82 per share at July 31, 2000, 1999, and 1998, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

Stock-based compensation

The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its various interpretations, including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions, Including Stock-Based Compensation." Under APB 25, compensation cost is generally not recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost recognized by the Company in accordance with APB 25 has not been significant in any of the past three years.

Management estimates

The preparation of the Company's financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements. Actual results could differ from those estimates during the reported periods.

Advertising costs

The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for 2000, 1999, and 1998 were approximately $1.1 million, $995,000, and $324,000, respectively.

Recently issued accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. This statement, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000; accordingly, the Company will adopt SFAS 133 in the first quarter of fiscal 2001. The impact on the Company, if any, will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS 133 at the time of adoption.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 no later than the fourth quarter of the fiscal year ending July 31, 2001. The Company is in the process of assessing the impact of adopting SAB 101.

Note 2 - Fixed assets

Fixed asset balances at July 31, 2000 and 1999 are as follows (in thousands):

                                                            2000          1999
                                                          --------     --------
Computer equipment                                        $  9,487     $  6,409
Furniture and fixtures                                       1,875        1,439
Leasehold improvements                                         986          306
                                                          --------     --------
                                                            12,348        8,154
Less accumulated depreciation                               (6,309)      (4,584)
                                                          --------     --------
                                                          $  6,039     $  3,570
                                                          ========     ========

Note 3 - Initial Public Offering

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

Note 4 - Acquisitions

On March 31, 1998, the Company completed the acquisitions of EZPower and Maitland. The Company acquired all of the outstanding capital stock of EZPower in exchange for 650,000 shares of the Company's Common Stock, repayment of approximately $2.5 million of EZPower's indebtedness, approximately $800,000 of certain other liabilities, and potential payment of certain contingent cash consideration based on future performance. The Company issued 170,000 shares of its Common Stock as consideration for the Maitland acquisition. The Company had the right to repurchase up to 100,000 of those shares based upon cumulative licensing and maintenance of the Maitland software product through the period ending July 31, 2001. In August 1999, the Company waived its repurchase rights. Both acquisitions were recorded under the purchase method of accounting, and accordingly, the results of operations of EZPower and Maitland for all periods subsequent to the acquisition date are included in the consolidated financial statements. The aggregate purchase prices, including direct acquisition costs, were approximately $5.9 million and $605,000 which have been allocated to the fair value of net identifiable assets in the acquisitions of EZPower and Maitland, respectively. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $4.8 million and $583,000 related to the acquisitions of EZPower and Maitland, respectively, has been recorded as goodwill and is being amortized on a straight-line basis over eight years.

Note 5 - Acquired In-Process Research and Development

In connection with a review conducted by the SEC related to the Company's filing of its Annual Report on Form 10-K for the year ended July 31, 1998, the Company responded to the SEC regarding inquiries related to the value ascribed to the technology acquired as in-process research and development ("in-process R&D") in the May 1997 Merger. In connection with the Merger, the Company recorded in-process R&D charges in the amount of $13.5 million in the fourth quarter of fiscal 1997. The Company understands that the SEC is engaged in similar discussions with other companies, and has examined the basis for valuing in-process R&D charges versus the SEC's most recent guidance on the preferred calculation of these charges. The Company has consulted with its independent accountants and independent appraisers and believes that the purchase price allocations and related amortization charges stemming from the acquisition were determined in accordance with generally accepted accounting principles.

Depending upon the outcome of any future discussions with the SEC, the Company's historical reported results could potentially be subject to restatement to reflect a reduction of the in-process R&D charge. A reduction of the in-process R&D charge would result in a corresponding increase in the amount of goodwill, which is being amortized over a ten year period.

Note 6 - Lease Commitments

The Company leases computer and office equipment under noncancelable leases which are classified as capital leases and included in fixed assets at July 31, 2000 and 1999 as follows (in thousands)

                                                          2000           1999
                                                         ------         ------
Computer equipment                                       $  498         $  498
Office equipment                                            326            326
                                                         ------         ------
                                                            824            824

Less accumulated depreciation                              (824)          (660)
                                                         ------         ------
                                                         $    0         $  164
                                                         ======         ======

Capital lease obligations of approximately $26,000 were paid during the year ended July 31, 2000. As of July 31, 2000, there were no remaining capital lease obligations.

Certain other equipment leases and the Company's obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for the years ended July 31, 2000, 1999, and 1998 totaled approximately $3.9 million, $2.9 million, and $2.6 million, respectively. Generally, the Company's leases provide for renewals for various periods at stipulated rates.

Future minimum lease obligations on leases in effect at July 31, 2000 are as follows (in thousands):

                                                                     Operating
                                                                       Leases
                                                                   -------------
2001                                                               $       2,817
2002                                                                       2,748
2003                                                                       1,641
2004                                                                         909
2005                                                                         794
Thereafter                                                                 2,918
                                                                   -------------
Minimum lease payments                                              $     11,827
                                                                    ============

Note 7 - Revolving Credit Facility

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 9.25% as of July 31, 2000, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 2000 there were no borrowings under this credit facility.

Note 8 - Stockholders' Equity

Preferred stock

The Company has authorized 1,000,000 shares of preferred stock which the board of directors of the Company may issue with such preferences and rights as it may designate. As of July 31, 2000 and 1999, there were no issued or outstanding shares of preferred stock.

Employee Stock Purchase Plan

During the year ended July 31, 1998, the Company adopted the Employee Stock Purchase Plan which allows eligible employees to purchase Company Common Stock at a 15% discount of market value. An aggregate of 600,000 shares of Common Stock have been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 2000 and 1999, the Company has issued approximately 219,000 and 145,000 shares under the plan, respectively.

Stock options

The Company provides equity incentives to employees and directors by means of incentive stock options and non-qualified stock options which historically have been provided under various stock option plans. The Company now issues options from the 1997 Equity Compensation Plan. Stock options generally vest over a period of three to five years. The Company may grant non-qualified stock options at an option price per share determined by the board of directors. Under this plan, the Company has reserved 1,730,000 shares for issuance as of July 31, 2000. Options generally expire ten years from the date of grant. Activity under all plans is summarized as follows (in thousands except per share amounts):

                                                        Shares Under
                                                    Outstanding Options
                                              ----------------------------------
                                                                    Weighted
                                              Outstanding            Average
                                                Options           Exercise Price
                                              -----------         --------------
Balances at July 31, 1997                           2,970          $        1.40
   Granted                                            767                   3.72
   Exercised                                         (886)                  1.19
   Expired                                           (287)                  3.34
                                              -----------          -------------
Balances at July 31, 1998                           2,564          $        1.91
   Granted                                            557                   4.60
   Exercised                                         (340)                  1.67
   Expired                                            (69)                  3.38
                                              -----------          -------------
Balances at July 31, 1999                           2,712          $        1.96
   Granted                                            648                   4.41
   Exercised                                         (582)                  1.01
   Expired                                           (293)                  4.51
                                              -----------          -------------
Balances at July 31, 2000                           2,485          $        3.06
                                              ===========          =============

The following table summarizes information about employee stock options outstanding at July 31, 2000 (in thousands except per share amounts):

                                         Options Outstanding                      Options Exercisable

                                                                Weighted
                                               Weighted          Average                           Weighted
   Range of Exercise                            Average         Remaining          Number          Average
        Prices          Number Outstanding  Exercise Price   Contractual Life   Exercisable     Exercise Price
$0.01 to $0.87                 731               $0.42             3.97             728             $0.42

$3.40 to $4.73                1,550              $4.04             8.07             734             $3.81

$5.00 to $5.91                 204               $5.15             8.28              90             $5.07

Stock-based compensation

Pursuant to Statement of Financial Accounts Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is required to report pro forma information regarding net income and net income per share for awards granted or modified in fiscal years 1996 and thereafter as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average fair value of options granted during fiscal 2000, 1999, and 1998 was $2.38, $1.84, and $0.59 per option, respectively. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.21%, 4.96%, and 5.76%; no expected dividend yields; expected lives of 4.50, 3.50, and 3.00 years; and volatility of 60%, 46.11%, and 0%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period. Such pro forma impact on net income and net income per share is not necessarily indicative of future effects on net income or net income per share. The Company's pro forma information for the years ended July 31 is as follows (in thousands except per share amounts):

                                        2000
                                     As Restated         1999             1998
                                     -----------      ---------        ---------
Net income:
     As reported                     $   1,529        $   4,513        $   3,184
     Pro forma                       $     942        $   3,972        $   2,872

Net income per share:
     As reported
        Basic                        $    0.10        $    0.28        $    0.25
        Diluted                      $    0.09        $    0.26        $    0.21

     Pro forma
        Basic                        $    0.06        $    0.25        $    0.23
        Diluted                      $    0.06        $    0.23        $    0.19

Warrants

In connection with the Merger, the Company assumed warrants with a seven-year term held by stockholders and a director of FormMaker to purchase Common Stock. Additional warrants with a three-year term were issued by FormMaker to stockholders immediately prior to the Merger in connection with $3.0 million of subordinated notes. All of the above warrants were converted into warrants to purchase approximately 627,000 shares of Common Stock based on the Merger exchange ratios.

The following warrants are outstanding as of July 31, 2000 (in thousands except per share amounts):

                                                                     Exercise
                                                                       Price
                                                      Warrants       Per Share
                                                      --------       ---------
Warrants to Safeguard,
   Technology Leaders II, L.P., And Technology
   Leaders II Offshore C.V                                258        $   0.03
Warrants to a director of the Company                     123        $   3.40
Warrants to Safeguard, Technology
   Leaders II, L.P., and TL Venture Third Corp.           246        $   4.25
                                                        -----
Total                                                     627
                                                        =====

During fiscal 2000, warrants to purchase an aggregate of 732,000 shares of Common Stock with an exercise price per share of $4.17 were exchanged in a cashless exercise for 89,382 shares of Common Stock.

Note 9 - Income Taxes

The provision for income taxes charged to operations was as follows (in thousands):

                                                  2000
                                               As Restated     1999        1998
                                                 -------      -------     -------
Current tax expense:
  U.S. federal                                   $   809      $ 2,727     $ 1,004
  State, local, and foreign                          163          330         264
                                                 -------      -------     -------
Total current                                        972        3,057       1,268
                                                 -------      -------     -------
Deferred tax expense:
  U.S. federal                                       852          265       1,056
  State, local, and foreign                           61           18         (84)
                                                 -------      -------     -------
Total deferred                                       913          283         972
                                                 -------      -------     -------
Total provision                                  $ 1,885      $ 3,340     $ 2,240
                                                 =======      =======     =======

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences (in thousands):

                                                  2000
                                               As Restated     1999        1998
                                                 -------      -------     -------
Statutory U.S. tax rates                         $ 1,161      $ 2,670     $ 1,899
Increase (decrease) in rates resulting from:
   Nondeductible items:
     Goodwill                                        336          335         204
     Other                                            33           51          70
   State, local, and foreign taxes (net)             148          230          58
   Valuation allowance                               364            0           0
   Other                                            (157)          54           9
                                                 -------      -------     -------
Effective tax rates                              $ 1,885      $ 3,340     $ 2,240
                                                 =======      =======     =======

Deferred tax assets (liabilities) are composed of the following at July 31 (in thousands):

                                                2000
                                             As Restated     1999         1998
                                              -------      -------       -------
Gross deferred tax assets:
   Deferred revenue                           $    96      $    84      $     7
   Loss carryforwards                           3,644        3,833        4,209
   Tax credit carryforwards                       235          235          331
   Accounts receivable allowance                  305          246          347
   Deferred lease costs                           173          217          232
   Compensation expense related to stock
     options                                      533          994        1,155
   Other                                          728          682          303
                                              -------      -------      -------
                                                5,714        6,291        6,584
                                              -------      -------      -------
Gross deferred tax liabilities:
   Capitalized software                        (2,832)      (2,852)      (2,965)
   Other                                         (307)        (315)        (130)
                                              -------      -------      -------
                                               (3,139)      (3,167)      (3,095)
                                              -------      -------      -------
   Net                                          2,575        3,124        3,489
   Less valuation allowance                    (1,164)      (2,267)      (2,349)
                                              -------      -------      -------
   Net deferred tax asset                     $ 1,411      $   857      $ 1,140
                                              =======      =======      =======

At July 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9.0 million that generally expire in the years ending 2007 through 2017. The Company also had a foreign net operating loss carryforward of approximately $1.2 million. A valuation allowance against the entire foreign net operating loss carryforward has been established as the realizability of this asset is uncertain.

During fiscal 2000 and 1998, the Company released the valuation allowance in the amount of $1,467,000 and $893,000, respectively, based on management's assessment of the likelihood of realizability of the Company's loss carryforwards. In accordance with SFAS 109, the reduction of the valuation allowance was recorded as a decrease in goodwill related to the Merger and the acquisition of EZPower. Included in the remaining valuation allowance is approximately $264,000 at July 31, 2000 and $1.7 million at July 31, 1999 and 1998 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill.

The Company has approximately $235,000 of general business credit carryforwards. The tax credit carryforwards generally expire in the years ending 2007 through 2011.

Due to ownership changes, a portion of the Company's net operating loss and tax credit carryforwards are subject to an annual cumulative limitation with respect to the amounts which may be utilized in any one year of approximately $1.2 million.

The Company made estimated and regular income tax payments of approximately $1.3 million, $2.6 million, and $525,000 during the years ended July 31, 2000, 1999, and 1998, respectively.

Note 10 - Retirement Plan

The Company maintains a discretionary defined contribution plan (401(k) plan), as defined by the United States Internal Revenue Code, which allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by the Company as determined by the Company's board of directors. The Company's matching contributions for the years ended July 31, 2000, 1999, and 1998 were approximately $490,000, $340,000, and
$140,000, respectively.

Note 11 - Major Customers and Related-Party Transactions

At July 31, 2000 and 1999, Safeguard owned approximately 20% of the Company's fully diluted outstanding Common Stock. Technology Leaders II, L.P., Technology Leaders II Offshore C.V., and TL Ventures Third Corp. owned approximately 7% and 5% of the Company's fully diluted outstanding Common Stock at July 31, 2000 and 1999, respectively.

FormMaker historically distributed its line of Document Automation Platform software products to the insurance industry in North America through an exclusive marketing agreement with MYND. Revenues from MYND under this agreement for the year ended July 31, 1998 were approximately $5.5 million. In September 1998, both parties agreed to terminate the marketing agreement and enter into a new, non-exclusive marketing agreement. The new marketing agreement between the Company and MYND allows MYND to market all of the Company's software products to insurance and financial services companies worldwide. For the years ended July 31, 2000 and 1999, the Company generated revenues of approximately $2.8 million and $3.7 million, respectively, through the MYND relationship.

In May 1998, the MYND print outsourcing agreement was terminated. The Company received no ASP hosting revenues from Mynd in fiscal years 2000 or 1999; however, revenues from under the agreement for the year ended July 31, 1998 were approximately $4.4 million.

For the year ended July 31, 1999, one customer accounted for approximately 10% of the Company's total revenues.

Note 12 - Supplemental Data to Statement of Cash Flows

The Company made estimated and regular income tax payments of approximately $1.3 million, $2.6 million, and $525,000 during the years ended July 31, 2000, 1999, and 1998, respectively.

In fiscal 1998, the Company delivered 820,000 shares of its Common Stock valued at approximately $3.2 million in connection with the acquisitions of EZPower and Maitland. Additionally, the Company assumed liabilities totaling approximately $3.3 million in connection with the acquisitions (see Note 4).

Note 13 - Restatement

As publicly announced on November 13, 2000, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal year ended July 31, 2000 would need to be restated. In July 2000, the Company recognized revenue from a purported amendment of an existing software license agreement for one of the Company's European customers. The amendment was improperly represented by the Company's European subsidiary as having been in effect on July 31, 2000. The Company's audit committee immediately commenced an internal investigation relating to the software license agreement. The audit committee retained the law firm of Lovells to assist in the investigation. As a result of the investigation, it was determined that certain assets, liabilities, revenues, and net income were overstated at the Company's European subsidiary. Accordingly, consolidated results of the Company as of and for the fiscal year ended July 31, 2000 were impacted.

For the year ended July 31, 2000, the previously reported financial statements included an overstatement of net revenues of approximately $1.4 million and an overstatement of net income of approxmately $980,000, or $0.06 per diluted share. A comparison of previously reported and restated financial statement amounts follow:

Consolidated Balance Sheets
As of July 31                                                2000        2000
(in thousands)                                           As Previously    As
                                                           Reported    Restated

                                                         ------------- --------
Assets
  Accounts receivable, net of allowance
    of $600 and $675, respectively                          $13,469     $12,018
                                                            =======     =======

  Income tax refund receivable                              $   424     $   609
                                                            =======     =======
  Total assets                                              $50,276     $49,010
                                                            =======     =======

Liabilities and stockholders' equity
  Accrued compensation                                      $ 2,811     $ 2,632
                                                            =======     =======
  Income taxes payable                                      $   318     $   308
                                                            =======     =======
  Deferred revenue                                          $ 8,981     $ 8,884
                                                            =======     =======
  Accumulated Deficit                                       $(5,366)    $(3,187)
                                                            =======     =======
  Total liabilities and stockholders' equity                $50,276     $49,010
                                                            =======     =======

Consolidated Statements of Operations and Comprehensive
Income
For the years ended July 31                                  2000        2000
(in thousands except per share amounts)                  As Previously    As
                                                           Reported    Restated

                                                         ------------- --------

Revenues
  License                                                   $ 8,711     $ 7,357
                                                            =======     =======
  Total revenues                                            $52,331     $50,977
                                                            =======     =======
Expenses
  Selling and marketing                                     $ 8,275     $ 8,096
                                                            =======     =======
  Total expenses                                            $48,354     $48,175
                                                            =======     =======
  Operating Income                                          $ 3,977     $ 2,802
                                                            =======     =======
  Income before income taxes                                $ 4,589     $ 3,414
                                                            =======     =======
  Provision for income taxes                                $ 2,080     $ 1,885
                                                            =======     =======
  Net income                                                $ 2,509     $ 1,529
                                                            =======     =======

Net income per share:
  Basic                                                     $   .16     $   .10
                                                            =======     =======
  Diluted                                                   $   .15     $   .09
                                                            =======     =======

Note 14 - Quarterly Financial Information (Unaudited)

                                                                         Fourth
                                                                         Quarter         Fourth
                                   First       Second        Third    As Previously      Quarter
                                  Quarter      Quarter      Quarter     Reported       As Restated
                                  -------      -------      -------     --------       -----------
                                                (in thousands except per share amounts)
2000:

Total revenues                    $12,983      $11,938      $13,015      $14,395          $13,041

Total expenses                     11,666       11,829       12,154       12,705           12,526

Operating income                    1,317          109          861        1,690              515

Net income                            822          122          524        1,041               61

Net income per share:
    Basic                         $  0.05      $  0.01      $  0.03      $  0.07          $  0.01
    Diluted                          0.05      $  0.01      $  0.03      $  0.06          $  0.01

1999:

Total revenues                    $12,210      $13,012      $13,225      $13,479

Total expenses                     10,602       11,174       11,324       11,595

Operating income                    1,608        1,838        1,901        1,884

Net income                          1,019        1,122        1,170        1,202

Net income per share:
    Basic                         $  0.06      $  0.07      $  0.07      $  0.08
    Diluted                       $  0.06      $  0.06      $  0.07      $  0.07

Net income per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income per share amounts for the quarters does not necessarily equal the year-to-date net income per share amounts. See Note 13 for a discussion of the restatement of the amounts shown in the fourth quarter.

                                                                     Schedule II

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of DocuCorp International, Inc.

      Our audits of the consolidated financial statements referred to in our report dated September 7, 2000, except for Note 13 which is as of November 28, 2000, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a) 2 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As discussed in Note 13 to the consolidated financial statements, the Company has restated certain amounts in its previously reported consolidated financial statements for the year ended July 31, 2000.

PricewaterhouseCoopers LLP

Dallas, Texas
September 7, 2000, except for Note 13
which is as of November 28, 2000

                        Valuation and Qualifying Accounts
                    Years ended July 31, 2000, 1999, and 1998
                                   Schedule II

                                                       Balance at     Charged to                     Balance at
                                                       Beginning      Costs and      Deductions        End of
                Description                            of Period     Expenses(a)      (a)(b)(c)        Period
                -----------                           -----------    -----------    -----------     -----------
2000 As Restated*
   Allowance for doubtful accounts ...............    $   675,000    $   327,230    $  (402,230)    $   600,000
   Amortization of Intangibles ...................    $ 2,478,780    $ 1,353,223    $        -0-    $ 3,832,003
   Valuation allowance against deferred tax assets    $ 2,267,387    $   363,525    $(1,467,387)    $ 1,163,525

1999
   Allowance for doubtful accounts ...............    $   950,000    $   446,330    $  (721,330)    $   675,000
   Amortization of Intangibles ...................    $ 1,126,924    $ 1,351,856    $        -0-    $ 2,478,780
   Valuation allowance against deferred tax assets    $ 2,348,784    $        -0-   $   (81,397)    $ 2,267,387

1998
   Allowance for doubtful accounts ...............    $   525,000    $   734,550    $  (309,550)    $   950,000
   Amortization of Intangibles ...................    $   160,522    $   966,402    $        -0-    $ 1,126,924
   Valuation allowance against deferred tax assets    $ 1,392,817    $ 1,848,786    $  (892,819)    $ 2,348,784

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

* See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the consolidated financial statements for a comparison of previously reported and restated financial statement amounts.

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