Form 10-Q
period 2000-10-31
DOCUCORP INTERNATIONAL INC
filed 2000-12-15
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: October 31,2000         Commission File Number:  00-1033864
                   ---------------                                  ----------


                          DOCUCORP INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                  75-2690838
-------------------------------               ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                identification number)



          5910 North Central Expressway, Suite 800, Dallas, Texas 75206
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (214) 891-6500
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)



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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 14,401,723 shares outstanding as of December 4, 2000.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                OCTOBER 31, 2000


                         PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 31, 2000 and July 31, 2000           2

         Interim Consolidated Statements of Operations and Comprehensive
                Income for the three months ended October 31, 2000 and 1999             3

         Interim Consolidated Statements of Cash Flows for the three months
                ended October 31, 2000 and 1999                                         4

         Notes to Interim Consolidated Financial Statements                             5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    11


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              12



Signatures                                                                             13

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                October 31,      July 31,
                                                                   2000            2000
                                                                 --------        --------
ASSETS
     Current assets:
         Cash and cash equivalents                               $  4,106        $  4,739
         Short-term investments                                     5,832           7,754
         Accounts receivable, net of allowance
              of $650 and $600, respectively                       14,692          12,018
         Other current assets                                       2,990           3,099
                                                                 --------        --------
                  Total current assets                             27,620          27,610
     Fixed assets, net of accumulated depreciation
         of $6,828 and $6,309, respectively                         6,131           6,039
     Software, net of accumulated amortization of $11,821
         and $11,277, respectively                                  7,224           7,259
     Goodwill, net of accumulated amortization of $4,117
         and $3,832, respectively                                   6,669           6,954
     Other assets                                                   1,141           1,148
                                                                 --------        --------
                                                                 $ 48,785        $ 49,010
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                        $  1,768        $  1,763
         Accrued liabilities                                        4,079           3,626
         Deferred revenue                                           8,126           8,884
         Income taxes payable                                       1,112             308
                                                                 --------        --------
                  Total current liabilities                        15,085          14,581
     Other long-term liabilities                                      784             724

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                  0               0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                   166             166
         Additional paid-in capital                                44,606          44,725
         Treasury stock at cost, 1,948,361 and 1,508,777
                shares, respectively                               (9,597)         (7,923)
         Accumulated deficit                                       (2,276)         (3,187)
         Foreign currency translation adjustment                       17             (76)
                                                                 --------        --------
                  Total stockholders' equity                       32,916          33,705
                                                                 --------        --------
                                                                 $ 48,785        $ 49,010
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

                                                                            Three months ended
                                                                                 October 31,
                                                                           ---------------------
                                                                             2000          1999
                                                                           -------       -------
REVENUES
         ASP hosting                                                       $ 2,933       $ 2,225
         Professional services                                               5,173         5,139
         License                                                             3,043         1,880
         Maintenance and other recurring                                     3,996         3,739
                                                                           -------       -------
                Total revenues                                              15,145        12,983
                                                                           -------       -------

EXPENSES
         ASP hosting                                                         3,024         1,766
         Professional services                                               4,012         4,125
         Product development and support                                     2,660         2,460
         Selling, general and administrative                                 3,870         3,315
                                                                           -------       -------
                Total expenses                                              13,566        11,666
                                                                           -------       -------
                Operating income                                             1,579         1,317
         Other income, net                                                      42           159
                                                                           -------       -------
                Income before income taxes                                   1,621         1,476
         Provision for income taxes                                            710           654
                                                                           -------       -------
                Net income                                                 $   911       $   822
                                                                           =======       =======

Other comprehensive income:
         Foreign currency translation adjustment                                93             0
                                                                           -------       -------
                Comprehensive income, net of tax                           $ 1,004       $   822
                                                                           =======       =======

Net income per share:
         Basic                                                             $  0.06       $  0.05
                                                                           =======       =======
         Diluted                                                           $  0.06       $  0.05
                                                                           =======       =======

Weighted average shares outstanding used
     in the net income per share calculations:
         Basic                                                              14,960        15,512
                                                                           =======       =======
         Diluted                                                            15,807        17,125
                                                                           =======       =======





      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Three months ended
                                                                                        October 31,
                                                                                   ----------------------
                                                                                     2000           1999
                                                                                   -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $   911        $   822
    Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                                                518            335
           Amortization of capitalized software                                        544            541
           Amortization of goodwill                                                    285            339
           Provision for doubtful accounts                                             123             28
           Stock option compensation expense                                             5              0
           Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                        (2,639)           655
                  Decrease in other assets                                             108          1,263
                  Increase (decrease) in accounts payable                                9           (202)
                  Increase (decrease) in accrued liabilities                           309           (441)
                  Decrease in deferred revenue                                        (745)          (965)
                  Increase in other liabilities                                        967            111
                                                                                   -------        -------
                         Total adjustments                                            (516)         1,664
                                                                                   -------        -------
                         Net cash provided by operating activities                     395          2,486
                                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchase) sale of short-term investments, net                                    1,922           (884)
   Purchase of fixed assets                                                           (617)        (1,847)
   Capitalized software development costs                                             (509)          (437)
                                                                                   -------        -------
                         Net cash provided by (used in) investing activities           796         (3,168)
                                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                                    0            (10)
   Proceeds from exercise of stock options                                              14            285
   Proceeds from repayment of note receivable from stockholder                           0             42
   Purchase of treasury stock                                                       (1,812)          (186)
                                                                                   -------        -------
                         Net cash provided by (used in) financing activities        (1,798)           131
                                                                                   -------        -------
Effect of exchange rates on cash flows                                                 (26)             0
Net decrease in cash and cash equivalents                                             (633)          (551)
Cash and cash equivalents at beginning of period                                     4,739          6,459
                                                                                   -------        -------
Cash and cash equivalents at end of period                                         $ 4,106        $ 5,908
                                                                                   =======        =======




      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three month periods ended October 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2000. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounts of the Company's foreign subsidiary are maintained in its local currency. The accompanying unaudited interim consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the U.S.


NOTE 3 - NET INCOME PER SHARE

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

                                                             Three months ended
                                                                 October 31,
                                                            -------------------
                                                             2000         1999
                                                            ------       ------
Shares used in computing basic net income per share         14,960       15,512

Dilutive effect of stock options and warrants                  847        1,613
                                                            ------       ------

Shares used in computing diluted net income per share       15,807       17,125
                                                            ======       ======

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


Options to purchase approximately 1,164,000 and 43,000 shares of Common Stock at average exercise prices of $4.59 and $7.54 per share at October 31, 2000 and 1999, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.


NOTE 4 - RESTATEMENT OF FINANCIAL RESULTS

As publicly announced on November 13, 2000, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal year ended July 31, 2000 would be restated. In July 2000, the Company's fourth fiscal quarter, the Company recognized revenue from a purported amendment of an existing software license agreement for one of the Company's European customers. The amendment was improperly represented by the Company's European subsidiary as having been in effect on July 31, 2000. The Company's audit committee immediately commenced an internal investigation relating to the software license agreement. The audit committee retained the law firm of Lovells to assist in the investigation. As a result of the investigation, it was determined that certain assets, liabilities, revenues, and net income were overstated at the Company's European subsidiary. Accordingly, consolidated results of the Company as of and for the fiscal year ended July 31, 2000 were impacted. The Company filed Form 10-K/A on November 28, 2000 amending and restating the previous Form 10-K.

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

The Company's software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to personalize, produce, and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, and electronic document archival. The Company currently has an installed base of approximately 900 customers. More than half of the 200 largest North American insurance companies use the Company's software products and services, including nine of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

The Company derives its revenues from ASP hosting fees, professional services fees, license fees, and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource document automation applications. Professional services revenues include fees for consulting, implementation, and education services. License revenues are generally derived from perpetual and term licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts.


RESTATEMENT OF FINANCIAL RESULTS

As publicly announced on November 13, 2000, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the fiscal year ended July 31, 2000 would be restated. In July 2000, the Company's fourth fiscal quarter, the Company recognized revenue from a purported amendment of an existing software license agreement for one of the Company's European customers. The amendment was improperly represented by the Company's European subsidiary as having been in effect on July 31, 2000. The Company's audit committee immediately commenced an internal investigation relating to the software license agreement. The audit committee retained the law firm of

Lovells to assist in the investigation. As a result of the investigation, it was determined that certain assets, liabilities, revenues, and net income were overstated at the Company's European subsidiary. Accordingly, consolidated results of the Company as of and for the fiscal year ended July 31, 2000 were impacted. The Company filed Form 10-K/A on November 28, 2000 amending and restating the previous Form 10-K.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                 Three months ended
                                                     October 31,
                                                 ------------------
                                                   2000      1999
                                                   ----      ----
Revenues
         ASP hosting                                19%       17%
         Professional services                      34        40
         License                                    20        14
         Maintenance and other recurring            27        29
                                                   ---       ---
                Total revenues                     100       100

Expenses
         ASP hosting                                20        14
         Professional services                      26        31
         Product development and support            18        19
         Selling, general and administrative        25        26
                                                   ---       ---
                Total expenses                      89        90
                                                   ---       ---
         Operating income                           11        10
         Other income, net                           0         1
                                                   ---       ---
                Income before income taxes          11        11
         Provision for income taxes                  5         5
                                                   ---       ---
                Net income                           6%        6%
                                                   ===       ===

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999


REVENUES

The Company experienced revenue growth among all revenue streams. Total revenues increased 17% due to a substantial increase in ASP hosting and license revenues. ASP hosting revenues increased 32% due to the Company's focus on expanding this business and adding several new significant customers. License revenues increased 62% primarily because customers are no longer focused on Y2K as they were for the three months ended October 31, 1999. Maintenance revenues increased 7% due to an expanding customer base.

Backlog for the Company's products and services of approximately $35.5 million as of October 31, 2000, of which approximately $19.3 million is scheduled to be satisfied within one year, is primarily composed of recurring software license fees and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. ASP hosting agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.


ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 71% for the three months ended October 31, 2000 due primarily to personnel, facility, and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $409,000 of additional postage and supplies expense related to increased ASP hosting revenues. For the three months ended October 31, 2000 and 1999, ASP hosting expense represented 103% and 79% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is mainly due to additional costs incurred with expanding the Company's ASP hosting capacity. The Company expects ASP hosting revenues will increase at a greater rate than the associated expenses.


PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense decreased 3% due primarily to decreased personnel costs as a result of attrition which occurred during fiscal 2000. For the three months ended October 31, 2000 and 1999, professional services expense represented 78% and 80% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenues is mainly due to higher utilization of consulting personnel. The Company expects professional services expenses to increase as professional services activities and revenues increase domestically and internationally.


PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three months ended October 31, 2000, product development and support expense increased 8%. The majority of the increase is related to additional personnel expenses for continued development and support efforts of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 17% primarily due to expanding the sales and marketing staff and an increase in incentive compensation as a result of increased revenues.


OTHER INCOME, NET

Other income, net decreased 74% largely due to an increase in the loss on foreign exchange rate associated with the Company's European subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates for both the three month periods ended October 31, 2000 and 1999 were approximately 44%. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and acquisitions of EZPower System, Inc. and Maitland Software, Inc.


NET INCOME

Net income increased 11% for the three months ended October 31, 2000. This increase is primarily due to increased high margin software license revenues, partially offset by additional expenses associated with expanding ASP hosting capacity and expanding the sales and marketing organization.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company's principal sources of liquidity consisted of cash of approximately $4.1 million and short-term investments of approximately $5.8 million. Cash and cash equivalents for the three months ended October 31, 2000 decreased approximately $633,000 due primarily to the purchase of fixed assets and purchase of treasury stock under the Company's stock repurchase program, offset by the sale of short-term investments. Cash flows provided by investing activities of approximately $796,000 were related to the sale of short-term investments partially offset by the purchase of fixed assets and costs associated with the development of capitalized software. Cash flows used in financing activities of approximately $1.8 million relate to the purchase of treasury stock. As of October 31, 2000, the Company had approximately 1,948,000 shares of treasury stock at an average per share cost of $4.93. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 3,073,000 shares of stock at an average purchase price of $4.93.

Working capital was approximately $12.5 million at October 31, 2000, compared with approximately $13.0 million at July 31, 2000.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25% (9.25% as of October 31, 2000) and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of October 31, 2000 there were no borrowings under this credit facility.

The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement, and support of its software offerings, selling and marketing costs associated principally with continued entry into new vertical and international markets, and purchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

The Company currently anticipates that existing cash and short-term investments, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. During the first quarter of fiscal 2001, the Company adopted SFAS 133. The adoption of this statement had no impact on the Company's unaudited interim consolidated financial statements for the three months ended October 31, 2000 as the Company does not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company plans to adopt SAB 101 during the fourth quarter of the fiscal year ending July 31, 2001. The Company is in the process of assessing the impact of adopting SAB 101.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments in its cash and cash equivalent balances. The Company invests its cash and cash equivalents in investments-grade, highly liquid investments, consisting of money market instruments and commercial paper.

For the three months ended October 31, 2000, approximately 1% of the Company's revenues and 5% of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits.

                  27. Financial Data Schedule (for EDGAR filing purposes only).

             (b)  Reports on Form 8-K.

                  A report on Form 8-K was filed with the Securities and Exchange Commission on November 17, 2000 to report, pursuant to Item 5 thereof, the restatement of the Company's consolidated financial statements as of and for the fiscal year ended July 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DocuCorp International, Inc.
-------------------------------------
(Registrant)


/s/ Michael D. Andereck                              Date   December 15, 2000
-------------------------------------                       -----------------
President and Chief Executive Officer
(Duly Authorized Officer and
  Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             Financial Data Schedule
