Form 10-Q
period 2001-01-31
DOCUCORP INTERNATIONAL INC
filed 2001-03-19
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: January 31, 2001           Commission File Number: 00-1033864
                   ----------------                                   ----------


                          DOCUCORP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                            75-2690838
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            identification number)



     5910 North Central Expressway, Suite 800, Dallas, Texas          75206
    --------------------------------------------------------------------------
           (Address of principal executive offices)                 (Zip Code)


                                 (214) 891-6500
              -----------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not applicable
       -------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 14,046,459 shares outstanding as of February 26, 2001.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                JANUARY 31, 2001


                                     PART I - FINANCIAL INFORMATION
                                                                                                                 Page
                                                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31, 2001 and July 31, 2000                                      2

         Interim Consolidated Statements of Operations and Comprehensive                                           3
                Income for the three and six months ended January 31, 2001 and 2000

         Interim Consolidated Statements of Cash Flows for the six months
                ended January 31, 2001 and 2000                                                                    4

         Notes to Interim Consolidated Financial Statements                                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               11


                                            PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                                                         13


Signatures                                                                                                        14

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              January 31,      July 31,
                                                                 2001            2000
                                                             ------------    ------------
ASSETS
     Current assets:
         Cash and cash equivalents                           $      5,445    $      4,739
         Short-term investments                                     3,874           7,754
         Accounts receivable, net of allowance
              of $732 and $600, respectively                       15,678          12,018
         Other current assets                                       2,830           3,099
                                                             ------------    ------------
                  Total current assets                             27,827          27,610

     Fixed assets, net of accumulated depreciation
         of $7,390 and $6,309, respectively                         6,439           6,039
     Software, net of accumulated amortization
         of $12,398 and $11,277, respectively                       7,219           7,259
     Goodwill, net of accumulated amortization
         of $4,386 and $3,832, respectively                         6,400           6,954
     Other assets                                                   1,224           1,148
                                                             ------------    ------------
                                                             $     49,109    $     49,010
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                    $      1,476    $      1,763
         Accrued liabilities                                        4,162           3,626
         Deferred revenue                                           9,662           8,884
         Income taxes payable                                       1,411             308
                                                             ------------    ------------
                  Total current liabilities                        16,711          14,581

     Other long-term liabilities                                      746             724

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                  0               0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                   166             166
         Additional paid-in capital                                44,407          44,725
         Treasury stock at cost, 2,495,490 and 1,508,777
                 shares, respectively                             (11,325)         (7,923)
         Accumulated deficit                                       (1,563)         (3,187)
         Foreign currency translation adjustment                      (33)            (76)
                                                             ------------    ------------
                  Total stockholders' equity                       31,652          33,705
                                                             ------------    ------------
                                                             $     49,109    $     49,010
                                                             ============    ============



      See accompanying notes to interim consolidated financial statements.
                                        2

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three months ended         Six months ended
                                                          January 31,               January 31,
                                                   ------------------------   -----------------------

                                                      2001          2000         2001         2000
                                                   ----------    ----------   ----------   ----------
REVENUES
         ASP hosting                               $    3,186    $    2,325   $    6,119   $    4,550
         Professional services                          5,240         3,901       10,413        9,041
         License                                        2,443         2,079        5,486        3,959
         Maintenance and other recurring                4,064         3,633        8,060        7,371
                                                   ----------    ----------   ----------   ----------
                Total revenues                         14,933        11,938       30,078       24,921
                                                   ----------    ----------   ----------   ----------

EXPENSES
         ASP hosting                                    3,264         1,898        6,288        3,664
         Professional services                          4,039         3,732        8,051        7,857
         Product development and support                2,628         2,679        5,288        5,138
         Selling, general and administrative            3,816         3,520        7,686        6,835
                                                   ----------    ----------   ----------   ----------
                Total expenses                         13,747        11,829       27,313       23,494
                                                   ----------    ----------   ----------   ----------
                Operating income                        1,186           109        2,765        1,427
         Other income, net                                147           182          189          340
                                                   ----------    ----------   ----------   ----------
                Income before income taxes              1,333           291        2,954        1,767
         Provision for income taxes                       620           169        1,330          823
                                                   ----------    ----------   ----------   ----------
                Net income                         $      713    $      122   $    1,624   $      944
                                                   ==========    ==========   ==========   ==========

Other comprehensive income (loss):
         Foreign currency translation adjustment          (50)            0           43            0
                                                   ----------    ----------   ----------   ----------
                Comprehensive income, net of tax   $      663    $      122   $    1,667   $      944
                                                   ==========    ==========   ==========   ==========


Net income per share:
         Basic                                     $     0.05    $     0.01   $     0.11   $     0.06
                                                   ==========    ==========   ==========   ==========
         Diluted                                   $     0.05    $     0.01   $     0.11   $     0.06
                                                   ==========    ==========   ==========   ==========

Weighted average shares outstanding used
      in the net income per share calculations:
         Basic                                         14,333        15,482       14,646       15,497
                                                   ==========    ==========   ==========   ==========
         Diluted                                       15,009        17,193       15,408       17,159
                                                   ==========    ==========   ==========   ==========



      See accompanying notes to interim consolidated financial statements.
                                        3

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six months ended
                                                                                     January 31,
                                                                              ------------------------

                                                                                 2001          2000
                                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $    1,624    $      944
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                                518           790
         Amortization of capitalized software                                      1,121         1,109
         Amortization of goodwill                                                    554           678
         Provision for doubtful accounts                                             362            98
         Other                                                                        10             3
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                             (4,036)        1,774
           Decrease in other assets                                                  186         1,329
           Decrease in accounts payable                                             (285)         (527)
           Increase (decrease) in accrued liabilities                                534          (415)
           Increase in deferred revenue                                              791           142
           Increase in other liabilities                                           1,213           121
                                                                              ----------    ----------
                        Total adjustments                                            968         5,102
                                                                              ----------    ----------
                        Net cash provided by operating activities                  2,592         6,046
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchase) sale of short-term investments, net                                  3,880          (876)
   Purchase of fixed assets                                                         (925)       (2,546)
   Capitalized software development costs                                         (1,081)         (839)
                                                                              ----------    ----------
                        Net cash provided by (used in) investing activities        1,874        (4,261)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                                  0           (17)
   Proceeds from exercise of stock options                                            13           473
   Proceeds from repayment of note receivable from stockholders                        0            42
   Purchase of treasury stock                                                     (3,808)       (2,040)
   Proceeds from stock issued under Employee Stock Purchase Plan                      65           141
                                                                              ----------    ----------
                       Net cash used in financing activities                      (3,730)       (1,401)
                                                                              ----------    ----------
Effect of exchange rates on cash flows                                               (30)            0
                                                                              ----------    ----------
Net increase in cash and cash equivalents                                            706           384
Cash and cash equivalents at beginning of period                                   4,739         6,459
                                                                              ----------    ----------
Cash and cash equivalents at end of period                                    $    5,445    $    6,843
                                                                              ==========    ==========



      See accompanying notes to interim consolidated financial statements.
                                        4

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three and six month periods ended January 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2000. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounts of the Company's foreign subsidiary are maintained in its local currency. The accompanying unaudited interim consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the United States.

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

                                                   Three months ended        Six months ended
                                                       January 31,              January 31,
                                                -----------------------   -----------------------

                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Shares used in computing basic
    net income per share                            14,333       15,482       14,646       15,497
Dilutive effect of stock options and warrants          676        1,711          762        1,662
                                                ----------   ----------   ----------   ----------
Shares used in computing diluted
    net income per share                            15,009       17,193       15,408       17,159
                                                ==========   ==========   ==========   ==========

Options to purchase approximately 2.1 million shares of Common Stock at an average exercise price of $4.13 per share at January 31, 2001 were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

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

OVERVIEW

DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of Internet and print, enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, consulting, application integration, and training through a 205-person service organization. ASP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

The Company's software products support leading hardware platforms, operating systems, printers, and imaging systems. These products are designed to personalize, produce, and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading, and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, and electronic document archival. The Company currently has an installed base of approximately 900 customers. More than half of the 200 largest insurance companies in the United States use the Company's software products and services, including nine of the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY


The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                  Three months ended           Six months ended
                                                      January 31,                 January 31,
                                               ------------------------    ------------------------

                                                  2001          2000          2001          2000
                                               ----------    ----------    ----------    ----------
Revenues
         ASP hosting                                   21%           19%           20%           18%
         Professional services                         35            33            35            36
         License                                       17            17            18            16
         Maintenance and other recurring               27            31            27            30
                                               ----------    ----------    ----------    ----------
                Total revenues                        100           100           100           100
                                               ----------    ----------    ----------    ----------

Expenses
         ASP hosting                                   22            16            21            15
         Professional services                         27            31            27            31
         Product development and support               17            22            17            21
         Selling, general and administrative           26            30            26            27
                                               ----------    ----------    ----------    ----------
                Total expenses                         92            99            91            94
                                               ----------    ----------    ----------    ----------
                Operating income                        8             1             9             6
         Other income, net                              1             1             1             1
                                               ----------    ----------    ----------    ----------
                Income before income taxes              9             2            10             7
         Provision for income taxes                     4             1             5             3
                                               ----------    ----------    ----------    ----------
                Net income                              5%            1%            5%            4%
                                               ==========    ==========    ==========    ==========

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000

REVENUES

Total revenues increased approximately 25% and 21% for the three and six months ended January 31, 2001, respectively, due to increases among all revenue streams. For the three and six months ended January 31, 2001, ASP hosting revenues increased 37% and 34%, respectively, due to the Company's focus on expanding this business and adding several new significant customers. For the three and six months ended January 31, 2001, professional services revenues increased 34% and 15%, respectively. License revenues increased 17% and 39% for the three and six months ended January 31, 2001, respectively. The increase in professional services and license revenues is primarily the result of customers no longer focused on Y2K as they were for the comparable periods in fiscal 2000. Maintenance revenues increased 12% and 9% for the three and six months ended January 31, 2001, respectively, due to an expanding customer base.

Backlog for the Company's products and services of approximately $42.0 million as of January 31, 2001, of which approximately $23.8 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 72% for both the three and six months ended January 31, 2001 due primarily to personnel, facility, and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $337,000 and $772,000 of additional postage and supplies expense related to increased ASP hosting revenues for the three and six months ended January 31, 2001. For the three months ended January 31, 2001 and 2000, ASP hosting expense represented 102% and 82% of ASP hosting revenues, respectively. For the six months ended January 31, 2001 and 2000, ASP hosting expense represented 103% and 81% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is mainly due to additional costs incurred with expanding the Company's ASP hosting capacity. The Company expects ASP hosting revenues will increase at a greater rate than the associated expenses.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense increased 8% and 2% for the three and six months ended January 31, 2001, respectively, due primarily to increased personnel costs and travel expenses associated with the increased professional services revenues. For the three months ended January 31, 2001 and 2000, professional services expense represented 77% and 96% of professional services revenues, respectively. For the six months ended January 31, 2001 and 2000, professional services expense represented 77% and 87% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenues is mainly due to higher utilization of implementation and consulting personnel. The Company expects professional services expenses to increase as professional services activities and revenues increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and six months ended January 31, 2001, product development and support expense decreased 2% and increased 3%, respectively. Both periods had increased personnel costs for development and support efforts, offset by increased software capitalization related to the development of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 8% and 12% for the three and six months ended January 31, 2001, respectively. This increase is primarily due to increased personnel costs, increased provision for doubtful accounts, and the one-time impact of expenses in fiscal 2001 associated with the restatement of the Company's financial statements for the year ended July 31, 2000.

OTHER INCOME, NET

Other income, net decreased approximately 19% and 44% for the three and six months ended January 31, 2001, respectively. For the three months ended January 31, 2001, the decrease is mainly due to decreased interest income as a result of lower cash and short-term investment balances. For the six months ended January 31, 2001, the decrease is largely due to a loss on the foreign exchange rate associated with the Company's European subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended January 31, 2001 and 2000 was approximately 47% and 58%, respectively, and approximately 45% and 47% for the six months ended January 31, 2001 and 2000, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and fiscal year 1998 acquisitions of EZPower Systems, Inc. and Maitland Software, Inc.

NET INCOME

Net income increased approximately 484% and 72% for the three and six months ended January 31, 2001, respectively. The increase in net income for these periods is primarily due to increased revenue in all streams, particularly high margin software license revenues. The increased revenues were partially offset by additional personnel costs and expenses associated with opening the second ASP hosting facility.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, the Company's principal sources of liquidity consisted of cash of approximately $5.4 million and short-term investments of approximately $3.9 million. Cash and cash equivalents for the six months ended January 31, 2001 increased approximately $706,000. The increase in cash and cash equivalents is due primarily to approximately $2.6 million cash generated from operations and approximately $1.9 million cash provided by investing activities substantially offset by cash used in financing activities. Cash flows provided by investing activities was related to the sale of short-term investments, purchase of fixed assets, and development of capitalized software. Cash flows used in financing activities of approximately $3.7 million primarily relates to the purchase of treasury stock under the Company's stock repurchase program. As of January 31, 2001, the Company had repurchased approximately 3,677,000 shares of its Common Stock at an average per share cost of $4.67.

Working capital was approximately $11.1 million at January 31, 2001, compared with approximately $13.0 million at July 31, 2000.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25% (8.75% as of January 31, 2001) and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of January 31, 2001 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. During the first quarter of fiscal 2001, the Company adopted SFAS 133. The adoption of this statement had no impact on the Company's unaudited interim consolidated financial statements for the three or six months ended January 31, 2001 as the Company does not currently hold derivative instruments or engage in hedging activities.

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

The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of selling its products and services outside the United States (principally the United Kingdom). A portion of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of DocuCorp's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

For both the three and six months ended January 31, 2001, approximately 1% of the Company's revenues and 5% of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations;

however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 12, 2000. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 27, 2000. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the plan from 1,730,000 to 2,500,000 shares and electing PricewaterhouseCoopers LLP as its independent auditors for the 2001 fiscal year. The number of votes cast for each item was as follows:

I.       Election of Directors

                                             For           Against      Withheld
                                          ----------       -------      --------
         Milledge A. Hart, III            13,915,908        1,580        338,040
         Michael D. Andereck              13,915,368        2,120        338,040
         Anshoo S. Gupta                  13,916,028        1,460        338,040
         John D. Loewenberg               13,915,946        1,542        338,040
         George F. Raymond                13,916,068        1,420        338,040
         Arthur R. Spector                13,914,607        2,881        338,040

II.      Amendment to 1997 Equity Compensation Plan

                                           7,479,399      960,782        164,278

III.     Election of PricewaterhouseCoopers LLP as Independent Auditors

                                          14,220,971       27,641          6,916


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended January 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      DocuCorp International, Inc.
--------------------------------------------
       (Registrant)


/s/ Michael D. Andereck                                    Date March 19, 2001
--------------------------------------------                    --------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)