Form 10-Q
period 2001-04-30
DOCUCORP INTERNATIONAL INC
filed 2001-06-14
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: April 30, 2001             Commission File Number: 00-1033864



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


                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,862,044 shares outstanding as of May 31, 2001.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                 APRIL 30, 2001


                         PART I - FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of April 30, 2001 and July 31, 2000            2

         Interim Consolidated Statements of Operations and Comprehensive
                Income for the three and nine months ended April 30, 2001 and 2000     3

         Interim Consolidated Statements of Cash Flows for the nine months
                ended April 30, 2001 and 2000                                          4

         Notes to Interim Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   11


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             12


Signatures                                                                            13

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        April 30,          July 31,
                                                                          2001               2000
                                                                       ----------         ----------
ASSETS
     Current assets:
         Cash and cash equivalents                                     $    5,631         $    4,739
         Short-term investments                                             3,952              7,754
         Accounts receivable, net of allowance
                   of $494 and $600, respectively                          16,885             12,018
         Other current assets                                               2,901              3,099
                                                                       ----------         ----------
                  Total current assets                                     29,369             27,610
     Fixed assets, net of accumulated depreciation
         of $7,939 and $6,309, respectively                                 6,269              6,039
     Software, net of accumulated amortization
         of $13,014 and $11,277, respectively                               7,269              7,259
     Goodwill, net of accumulated amortization
         of $4,663 and $3,832, respectively                                 6,123              6,954
     Other assets                                                           1,455              1,148
                                                                       ----------         ----------
                                                                       $   50,485         $   49,010
                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                              $    1,842         $    1,763
         Accrued liabilities                                                4,337              3,626
         Deferred revenue                                                   9,617              8,884
         Income taxes payable                                               1,909                308
                                                                       ----------         ----------
                  Total current liabilities                                17,705             14,581

     Other long-term liabilities                                              698                724

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                          0                  0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                           166                166
         Additional paid-in capital                                        44,378             44,725
         Treasury stock at cost, 2,640,705 and 1,508,777
                 shares, respectively                                     (11,736)            (7,923)
         Accumulated deficit                                                 (738)            (3,187)
         Foreign currency translation adjustment                               12                (76)
                                                                       ----------         ----------
                  Total stockholders' equity                               32,082             33,705
                                                                       ----------         ----------
                                                                       $   50,485         $   49,010
                                                                       ==========         ==========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               Three months ended         Nine months ended
                                                                                     April 30,                 April 30,
                                                                               ---------------------     ---------------------
                                                                                2001          2000         2001         2000
                                                                               --------     --------     --------     --------
REVENUES
         ASP hosting                                                           $  3,604     $  2,656     $  9,723     $  7,206
         Professional services                                                    5,526        4,707       15,938       13,747
         License                                                                  2,787        1,801        8,273        5,760
         Maintenance and other recurring                                          4,095        3,851       12,155       11,223
                                                                               --------     --------     --------     --------
                Total revenues                                                   16,012       13,015       46,089       37,936
                                                                               --------     --------     --------     --------

EXPENSES
         ASP hosting                                                              3,277        2,237        9,565        5,900
         Professional services                                                    4,331        3,968       12,382       11,826
         Product development and support                                          2,660        2,535        7,948        7,673
         Selling, general and administrative                                      4,002        3,414       11,687       10,249
                                                                               --------     --------     --------     --------
                Total expenses                                                   14,270       12,154       41,582       35,648
                                                                               --------     --------     --------     --------
                Operating income                                                  1,742          861        4,507        2,288
         Other income, net                                                           13          143          202          483
                                                                               --------     --------     --------     --------
                Income before income taxes                                        1,755        1,004        4,709        2,771
         Provision for income taxes                                                 930          480        2,260        1,303
                                                                               --------     --------     --------     --------
                Net income                                                     $    825     $    524     $  2,449     $  1,468
                                                                               ========     ========     ========     ========

Other comprehensive income (loss):
         Foreign currency translation adjustment                                     45          (65)          88          (65)
                                                                               --------     --------     --------     --------
                Comprehensive income, net of tax                               $    870     $    459     $  2,537     $  1,403
                                                                               ========     ========     ========     ========

Net income per share:
         Basic                                                                 $   0.06     $   0.03     $   0.17     $   0.10
                                                                               ========     ========     ========     ========
         Diluted                                                               $   0.06     $   0.03     $   0.16     $   0.09
                                                                               ========     ========     ========     ========
Weighted average shares outstanding used in the net income per share calculations:
         Basic                                                                   14,019       15,217       14,437       15,404
                                                                               ========     ========     ========     ========
         Diluted                                                                 14,663       16,912       15,160       17,077
                                                                               ========     ========     ========     ========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Nine months ended
                                                                                             April 30,
                                                                                     ------------------------
                                                                                       2001           2000
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $   2,449      $   1,468
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                                    1,649          1,253
         Amortization of capitalized software                                            1,737          1,670
         Amortization of goodwill                                                          831          1,017
         Provision for doubtful accounts                                                   573            171
         Other                                                                              10              9
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                   (5,458)         2,657
           (Increase) decrease in other assets                                            (118)         1,347
           Increase (decrease) in accounts payable                                          84            (98)
           Increase (decrease) in accrued liabilities                                      710           (578)
           Increase (decrease) in deferred revenue                                         750           (136)
           Increase (decrease) in other liabilities                                      1,715            (75)
                                                                                     ---------      ---------
                        Total adjustments                                                2,483          7,237
                                                                                     ---------      ---------
                        Net cash provided by operating activities                        4,932          8,705
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchase) sale of short-term investments                                             3,802           (867)
   Purchase of fixed assets                                                             (1,890)        (3,694)
   Capitalized software development costs                                               (1,747)        (1,313)
                                                                                     ---------      ---------
                        Net cash provided by (used in) investing activities                165         (5,874)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations                                        0            (20)
   Proceeds from exercise of stock options                                                  19            538
   Proceeds from repayment of note receivable from stockholders                              0             62
   Purchase of treasury stock                                                           (4,255)        (5,522)
   Proceeds from stock issued under Employee Stock Purchase Plan                            65            141
   Other                                                                                     0            242
                                                                                     ---------      ---------
                       Net cash used in financing activities                            (4,171)        (4,559)
                                                                                     ---------      ---------
Effect of exchange rates on cash flows                                                     (34)           (30)
                                                                                     ---------      ---------
Net increase (decrease) in cash and cash equivalents                                       892         (1,758)
Cash and cash equivalents at beginning of period                                         4,739          6,459
                                                                                     ---------      ---------
Cash and cash equivalents at end of period                                           $   5,631      $   4,701
                                                                                     =========      =========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DocuCorp International, Inc. and its subsidiaries ("DocuCorp" or the "Company") for the three and nine month periods ended April 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2000. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                                            Three months ended                Nine months ended
                                                                 April 30,                        April 30,
                                                          -----------------------          -----------------------
                                                           2001             2000            2001             2000
                                                          ------           ------          ------           ------
   Shares used in computing basic
       net income per share                               14,019           15,217          14,437           15,404
   Dilutive effect of stock options and warrants             644            1,695             723            1,673
                                                          ------           ------          ------           ------
   Shares used in computing diluted
       net income per share                               14,663           16,912          15,160           17,077
                                                          ======           ======          ======           ======

Options to purchase approximately 2,083,000 shares of Common Stock at an average exercise price of $4.13 per share for the three months ended April 30, 2001 were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

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

OVERVIEW

DocuCorp International, Inc. ("DocuCorp" or the "Company") develops, markets, and supports a portfolio of Internet and print, enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, consulting, application integration, and training through a 210-person service organization. ASP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                            Three months ended   Nine months ended
                                                 April 30,           April 30,
                                            ------------------   -----------------
                                               2001   2000         2001   2000
                                               ----   ----         ----   ----
Revenues
         ASP hosting                            22%    20%          21%    19%
         Professional services                  35     36           35     36
         License                                17     14           18     15
         Maintenance and other recurring        26     30           26     30
                                               ---    ---          ---    ---
                Total revenues                 100    100          100    100
                                               ---    ---          ---    ---

Expenses
         ASP hosting                            20     17           21     16
         Professional services                  27     31           27     31
         Product development and support        17     19           17     20
         Selling, general and administrative    25     26           25     27
                                               ---    ---          ---    ---
                Total expenses                  89     93           90     94
                                               ---    ---          ---    ---
                Operating income                11      7           10      6
         Other income, net                       0      1            0      1
                                               ---    ---          ---    ---
                Income before income taxes      11      8           10      7
         Provision for income taxes              6      4            5      3
                                               ---    ---          ---    ---
                Net income                       5%     4%           5%     4%
                                               ===    ===          ===    ===

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000

REVENUES

Total revenues increased approximately 23% and 21% for the three and nine months ended April 30, 2001, respectively, due to increases among all revenue streams. For the three and nine months ended April 30, 2001, ASP hosting revenues increased approximately 36% and 35%, respectively, due to the Company's focus on expanding this business and adding several new significant customers. For the three and nine months ended April 30, 2001, professional services revenues increased 17% and 16%, respectively. For the three and nine months ended April 30, 2001, license revenues increased approximately 55% and 44%, respectively. The increase in professional services and license revenues is primarily the result of customers no longer focused on Y2K as they were for the comparable periods in fiscal 2000. Maintenance revenues increased 6% and 8% for the three and nine months ended April 30, 2001, respectively, due to an expanding customer base.

Backlog for the Company's products and services of approximately $49.5 million as of April 30, 2001, of which approximately $24.2 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 46% and 62%, respectively, for the three and nine months ended April 30, 2001 due primarily to personnel, facility, and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $360,000 and $1.1 million of additional postage and supplies expense related to increased ASP hosting revenues for the three and nine months ended April 30, 2001, respectively. For the three months ended April 30, 2001 and 2000, ASP hosting expense represented 91% and 84% of ASP hosting revenues, respectively. For the nine months ended April 30, 2001 and 2000, ASP hosting expense represented 98% and 82% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is primarily due to additional costs incurred with expanding the Company's ASP hosting capacity. The Company expects ASP hosting revenues will increase at a greater rate than the associated expenses.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense increased 9% and 5% for the three and nine months ended April 30, 2001, respectively, due primarily to increased personnel costs and travel expenses associated with the increased professional services revenues. For the three months ended April 30, 2001 and 2000, professional services expense represented 78% and 84% of professional services revenues, respectively. For the nine months ended April 30, 2001 and 2000, professional services expense represented 78% and 86% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenues is primarily due to higher utilization of implementation and consulting personnel. The Company expects professional services expenses to increase as professional services activities and revenues increase domestically and internationally.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and nine months ended April 30, 2001, product development and support expense increased 5% and 4%, respectively. Both periods included increased personnel costs for development and support efforts, offset by increased software capitalization related to the development of the Company's products. The Company anticipates continued acceleration of development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products utilizing object-oriented technology, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 17% and 14% for the three and nine months ended April 30, 2001, respectively. As a result of the increased revenues for these periods, there was increased incentive compensation, as well as a third-party selling fee associated with a license agreement executed in the third quarter. In addition, the Company increased marketing communications expenses to expand visibility of the Company.

OTHER INCOME, NET

Other income, net decreased approximately 91% and 58% for the three and nine months ended April 30, 2001, respectively. The decrease is mainly due to a loss on the foreign exchange rate associated with the Company's European subsidiary as well as decreased interest income as a result of lower cash and short-term investment balances.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended April 30, 2001 and 2000 was approximately 53% and 48%, respectively, and approximately 48% and 47% for the nine months ended April 30, 2001 and 2000, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and fiscal year 1998 acquisitions of EZPower Systems, Inc. and Maitland Software, Inc. Also, the Company's European subsidiary is in a loss position for fiscal 2001 which is not deductible against the Company's U.S. tax liability which increases the effective tax rate.

NET INCOME

Net income increased approximately 58% and 67% for the three and nine months ended April 30, 2001, respectively. The increase in net income for these periods is primarily due to revenue growth, along with controlled expenses including increased efficiency in the ASP hosting facilities and increased utilization of professional services personnel.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, the Company's principal sources of liquidity consisted of cash of approximately $5.6 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the nine months ended April 30, 2001 increased approximately $892,000 due mainly to cash generated from operations of approximately $4.9 million offset primarily by the purchase of treasury stock. Cash flows provided by investing activities of approximately $165,000 were related to the purchase of short-term investments, purchase of fixed assets, and development of capitalized software. Cash flows used in financing activities of approximately $4.2 million primarily relate to the purchase of treasury stock under the Company's stock repurchase program offset by proceeds from exercise of stock options. As of April 30, 2001, the Company had repurchased approximately 3,830,000 shares of its Common Stock at an average per share cost of $4.60.

Working capital was approximately $11.7 million at April 30, 2001, compared with approximately $13.0 million at July 31, 2000.

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 7.25% as of April 30, 2001, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of April 30, 2001 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. During the first quarter of fiscal 2001, the Company adopted SFAS 133. The adoption of this statement had no impact on the Company's unaudited interim consolidated financial statements for the three or nine months ended April 30, 2001 as the Company does not currently hold derivative instruments or engage in hedging activities.

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

The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of selling its products and services outside the U.S. (principally Europe). A portion of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of DocuCorp's foreign sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

For the three and nine months ended April 30, 2001, approximately 1% of the Company's revenues were denominated in British pounds. For the three and nine months ended April 30, 2001, approximately 4% and 5%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended April 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      DocuCorp International, Inc.
--------------------------------------------
       (Registrant)


/s/  Michael D. Andereck                             Date   June 14, 2001
--------------------------------------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal Financial Officer)