Form 10-K
period 2001-07-31
DOCUCORP INTERNATIONAL INC
filed 2001-10-23
CIK 1033864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JULY 31, 2001
                             -------------
                                       OR

         TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

   FOR THE TRANSITIONAL PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 00-1033864

                          DOCUCORP INTERNATIONAL, INC.
        ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               75-2690838
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

      5910 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TEXAS     75206
      --------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (214) 891-6500
                                                           --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                  --------------------------------------------
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [__]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [__]

     AS OF OCTOBER 8, 2001, THERE WERE 13,523,750 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT OUTSTANDING. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $30,837,791 BASED UPON THE CLOSING PRICE OF $3.75 PER SHARE ON OCTOBER 8, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JULY 31, 2001 ARE INCORPORATED BY REFERENCE IN ITEMS 7 AND 8 OF PART II OF THIS REPORT.

     PART III OF THIS ANNUAL REPORT ON FORM 10-K INCORPORATES BY REFERENCE PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CLOSE OF ITS FISCAL YEAR.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                    FORM 10-K
                                  July 31, 2001


PART I.

Item 1.  Business.................................................................................................2

Item 2.  Properties..............................................................................................15

Item 3.  Legal Proceedings.......................................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................16

Item 6.  Selected Consolidated Financial Data....................................................................17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................18

Item 8.  Financial Statements and Supplementary Data.............................................................18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................19

PART III.

Item 10.  Directors and Executive Officers of the Registrant.....................................................20

Item 11.  Executive Compensation.................................................................................20

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................20

Item 13.  Certain Relationships and Related Transactions.........................................................20

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................21

Signatures ..................................................................................................... 22

Index to Exhibits................................................................................................26


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Docucorp International, Inc. ("Docucorp" or the "Company") develops, markets and supports a portfolio of enterprise-wide software products that enable users to acquire, manage, personalize and present information. The Company provides professional services related to its information software products including consulting, implementation, integration and training. In addition, the Company provides application service provider ("ASP") hosting using its software and facilities to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

         The Company was organized in connection with the May 15, 1997 acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger").

         Docucorp software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to automate applications that require high-volume acquisition, management, personalization and presentation of information such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, call center correspondence and electronic bill presentment and payment ("EBPP"). The Company's ASP offerings include customer statement and bill generation, EBPP, insurance policy production and electronic document archival. The Company currently has an installed base of more than 1,200 customers. The Company believes it is the leading provider of solutions that acquire, manage, personalize and present information for the insurance industry including such customers as Prudential Insurance Company of America, Aon Service Corporation and American International Group (AIG). More than half of the 200 largest North American insurance companies use the Company's software products and services, including the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has also become a leading provider of software solutions and services for companies in the utilities industry. Key utilities customers include Southern Company Services, Inc. and Toronto Hydro-Electric System Limited. The Company also has customers in the financial services, higher education, telecommunications and transportation industries, including American Express Services Europe Limited, The University of Texas, Nortel Northern Telecom, Inc. and Yellow Services, Inc.

INDUSTRY BACKGROUND

         Certain trends have accelerated the need for automating the process of acquiring, managing, personalizing and presenting information. Deregulation of industries such as insurance, utilities and financial services has resulted in increased competition and caused participants in such industries to focus more closely on customer service. This has increased the demand to create one-to-one documents personalized to each customer with more visual appeal. Rapid technological advances such as client/server architecture and the Internet, adoption of Microsoft's WindowsNT, Active-X, and ODBC, emergence of Sun Microsystems' Solaris and Java, and the evolving XML standard have expanded the benefits that businesses can derive from document automation. Additionally, the emergence of call centers has increased the demand for access to and automation of customer communications. As a result, an increasing number of companies are employing innovative comprehensive information presentment processes.

         The same advances that have enhanced the benefits of such process automation, however, have rendered the development and implementation of solutions increasingly complex. As a consequence, businesses are increasingly outsourcing some of their needs to skilled and experienced providers such as the Company.

         Companies today need the right information, at the right time, in the right place. Information is critical to corporations as they endeavor to increase revenue, improve customer service and reduce costs. Companies can increase revenue by leveraging information through personalizing and producing high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Personalization and presentation of information enables companies to provide better customer service by:

o Presenting information in print and over the Internet in more attractive, easier to read formats,
o   increasing accuracy,
o   minimizing the time it takes to produce and deliver information and
o providing customer service personnel with immediate access to the electronically archived information.

         At the same time, automating the process of acquiring, managing, personalizing and presenting information reduces the cost of personnel, printing and storage.

GROWTH STRATEGY

         The Company's strategy for growth consists of the following:

LEVERAGING EXISTING CUSTOMER RELATIONSHIPS

         The Company has an installed base of more than 1,200 customers. Increasingly, the Company's customers are expanding or upgrading their information solutions which provides a market for additional products and services from the Company. The majority of Docucorp revenues are generated from existing customers.

ENTERING NEW VERTICAL MARKETS

         The Company believes it is the leading provider of solutions that acquire, manage, personalize and present information for the insurance industry and has become a leader in the utilities industry. The Company is targeting vertical market expansion in the financial services industry. Revenues from the financial services industry represented approximately 9% of the Company's business in fiscal 2001. The financial services industry, like insurance and utilities, has an increasing need for individualized information to be produced and presented in large volumes in order to communicate effectively with their customers.

EXPANDING INTERNATIONALLY

         Approximately 2% of the Company's revenues came from customers outside of North America in fiscal 2001. Docucorp plans to expand its European customer base primarily through direct sales and by cultivating and expanding its European distribution alliances. During fiscal 2001, the Company hired a new General Manager of European operations to focus on strategic positioning in Europe and identify new opportunities for expansion and growth. Docucorp intends to increase the number of sales and services professionals domiciled in Europe as international revenues grow.

DEVELOPING AND ENHANCING NEW TECHNOLOGIES

         The Company's product development efforts are focused on developing new products as well as enhancing and broadening its current software product offerings. New Docucorp products and solutions will continue to emphasize state-of-the-art technologies including XML, JAVA and Microsoft.Net for Internet-enablement and information exchange. During the fiscal year, the Company continued to expand its family of e-Solution software products that speed business applications to the Internet, by enabling everything from filling out forms and publishing documents online to managing and viewing documents via the Internet. During fiscal 2002, the Company's product development efforts will include development of new products and functionality, integration of existing products to provide information exchange through the Internet and further development of systems for use in vertical industries such as utilities and financial services.

PURSUING ACQUISITIONS AND STRATEGIC ALLIANCES

         The Company has successfully completed three acquisitions since 1997. Docucorp will continue to evaluate potential acquisitions of other companies or technologies to further expand its products, services or market penetration. In addition, as the Company expands in its targeted vertical markets, the Company intends to enter into additional strategic alliances for sales and marketing in such markets. The Company believes that new technical skills, expanded product functionality, a broader client base and an expanded geographic presence may result from these activities.

EXPANDING ASP HOSTING BUSINESS

         The Company adopted an ASP business model in fiscal 2000 which provides hosted software applications on a per transaction basis. The Company's ASP offering allows customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides the Company with a rapidly growing source of recurring revenues. ASP revenues increased 45% in fiscal 2001. The Company has two ASP hosting centers in the United States to meet the demands for capacity as well as offer off-site backup and disaster recovery capabilities to its customers. The Company anticipates that ASP hosting services, both in print and delivery over the Internet, will be the fastest growing area of its business.

DOCUCORP SOLUTIONS

         Docucorp focuses on providing enterprise-wide solutions that acquire, manage, personalize and present information. The Company markets solutions primarily to three vertical markets-insurance, utilities and financial services. Set forth below is a list of representative solutions that the Company provides to each of the vertical markets that it serves:

INSURANCE SOLUTIONS

INSURANCE POLICY PRODUCTION - Docucorp enables its clients to create, publish, distribute and archive high volumes of personalized insurance policies, quotes, endorsements, cancellations and renewals.

CORRESPONDENCE - Using Docucorp solutions, insurance representatives can electronically access policies and other critical data to verify coverage and automate and personalize subsequent document packages and correspondence.

INTERNET VIEWING AND ENTRY - Docucorp solutions enable insurance agents, customer service representatives or policyholders to access (and enter) data for policies, claims forms, applications, invoices, correspondence or other key documents via the Internet.

ELECTRONIC BILL PRESENTMENT & PAYMENT - Docucorp solutions provide policyholders the ability to view premium notices and pay premiums online.

FINANCIAL SERVICES SOLUTIONS

CALL CENTER CORRESPONDENCE - Docucorp solutions enable our clients to maximize the efficiency and profitability of their customer care operations by delivering personalized messages to customers, and intelligently creating personalized correspondence quickly from pre-existing text stored in electronic libraries.

CONSOLIDATED CUSTOMER STATEMENTS - Consolidated, easy-to-read, easy-to-understand, personalized customer statements that once took hours to create can now be produced in minutes from multiple sources of data using Docucorp's information automation solutions.

WELCOME KITS - Docucorp solutions provide new banking customers, and those buying additional products and services from our banking clients, personalized welcome kits containing everything from welcome letters to deposit slips.

UTILITIES SOLUTIONS

BILL PRINT - With Docucorp solutions, utility companies can cross-market and consolidate billing for multiple services such as gas, electricity, cable TV, security and Internet.

ELECTRONIC BILL PRESENTMENT & PAYMENT - Docucorp solutions allow our clients to give their customers the ability to view and pay their bills online.

CORRESPONDENCE AUTOMATION - With Docucorp applications, customer service representatives can generate personalized correspondence for every customer contact.

DOCUCORP SOFTWARE PRODUCTS

         The Company offers its enterprise-wide information solutions through a portfolio of scalable, high-performance software products that address each phase of the enterprise-wide information process -- acquiring, managing, personalizing and presenting information. The Company's philosophy of open architecture and support of industry standards enables its customers to select software and hardware from other leading vendors and integrate them with Docucorp products. The Company's product lines have been organized into the following four primary categories.

ACQUIRING INFORMATION

         DOCUCREATE products create forms that can be used over and over in high-volume environments. These software products include editors that create forms and insert fields for run-time variable data insertion. They also produce device-independent data streams that can be printed, archived and distributed over intranets and the Internet. License revenues from the Company's Docucreate software products accounted for approximately 10%, 14% and 10% of the

Company's total license revenues in fiscal 2001, 2000 and 1999, respectively. Specific products include:

DOCUCREATE WORKSTATION - A Microsoft Windows-based product that includes a WYSIWYG forms editor, field editors and print drivers necessary to create and edit both static and dynamic forms that can be output in Xerox Metacode, IBM AFP and other print data streams.

DOCUCREATE SC (KOFAX) - A Microsoft Windows-based server product that enables document capture by a Kofax Accent scanner.

DOCUCREATE IC - A server product available for Microsoft NT, Unix/AIX and IBM MVS platforms that enables graphics images created by a personal computer or captured by scanner or fax to be incorporated within documents to be printed on high-speed Xerox and IBM printers, or published to digital formats over intranets and the Internet.

MANAGING INFORMATION

         Documanage software delivers full document management, workflow and archival to information-intensive companies. License revenues from the Company's software products that manage and archive information accounted for approximately 15%, 28% and 28% of the Company's total license revenues in fiscal 2001, 2000 and 1999, respectively. Specific products include:

DOCUMANAGE WORKSTATION - A Microsoft Windows-based viewer that retrieves indexed documents from the Documanage server and other repositories for viewing, annotating and routing with viewer support of over 200 image and print stream formats.

DOCUMANAGE SERVER - Documanage server automatically indexes and stores various print data streams and imaging system formats and performs document management and workflow, including check-in/check-out, automated version control, multi-tier security and annotations. The Documanage Server product runs under Microsoft NT, AIX and mainframe MVS, and accepts hundreds of image formats, as well as IBM AFP, Xerox Metacode, Docucorp DCD and line printer data streams.

PERSONALIZING AND PRESENTING INFORMATION


         DOCUMAKER is the fastest high-volume production publisher for personalizing and presenting information. Documaker performs data merging, content assembly and business rules creation to automate enterprise-wide production of applications such as insurance policies and bill statement presentment. It provides device-independent technologies that enable individualized printing, archiving and delivery via networks and the Web. License revenues from the Company's software products that personalize and present information accounted for approximately 55%, 50% and 62% of the Company's total license revenues in fiscal 2001, 2000 and 1999, respectively. Specific products include:

DOCUMAKER WORKSTATION - A Microsoft Windows-based application that enables device-independent document production, including automated and dynamic forms fill, data editing, and WYSIWYG viewing of documents.

DOCUMAKER FP - A server based product that personalizes and presents information repeatedly using the same forms in various combinations, such as insurance policies.

DOCUMAKER - A server based product for customized, business rule-intensive publishing applications that require unique documents, such as customer correspondence, flexible bills and statements. Documaker runs under Microsoft NT, UNIX, and mainframe MVS.

DOCUFLEX - An easy-to-use, powerful publishing engine ideal for dynamically composing highly personalized booklets, catalogs, contracts and statements. Docuflex runs under Microsoft NT and will be generally available by the end of calendar 2001.

PPS - A Microsoft Windows-based based insurance policy software product targeted for insurance agents.

INTERNET AND INTERNET-ENABLING


         With our new family of e-Solutions software, Docucorp can help companies speed business applications to the Internet, web-enabling anything from forms fill and publishing to managing and viewing documents. Solutions are platform-independent and fully scalable. License revenues from the Company's Internet software products accounted for approximately 14% and 7% of the Company's total license revenues in fiscal 2001 and 2000, respectively. Key products include:

DOCUPRESENTMENT - A software product that bridges the gap between Internet browsers and legacy systems by enabling the viewing of documents in a variety of Internet formats, including PDF, HTML and XML.

ELECTRONIC BILL PRESENTMENT & PAYMENT - A software product that allows companies to deliver and present bills to their customers, and collect payments over the Internet.

IENTRY - A software product that allows users to select and complete forms online, creating personalized documents.

IPPS - A software product that enables insurance companies and their agents to assemble policies and view information via the Internet.

PROFESSIONAL SERVICES

         The Company offers a broad range of professional services related to acquiring, managing, personalizing and presenting information. At July 31, 2001, the Company employed approximately 150 professional service personnel, which represents one of the largest services organizations in the industry. The Company's professional services personnel have experience across many vertical industries and types of information solutions.

         A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services revenues from consulting, training, on-site support and electronic document library development. The Company's professional services group works with clients to develop and define enterprise information strategies to meet specific, unique business needs. Training classes are available to assist clients with implementing and using applications. Training offerings are available in standardized and customized formats. A majority of the Company's consulting services are related to Docucorp solutions that personalize and present information. Consulting services accounted for approximately 33%, 37% and 40% of the Company's total revenues in fiscal 2001, 2000 and 1999, respectively.

ASP HOSTING

         The Company offers ASP hosting which utilizes the Company's software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The Company operates ASP hosting centers in Atlanta and Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, bundle the output for bulk mailings, and host Internet bill presentation and payment. ASP hosting accounted for approximately 23%, 19% and 13% of the Company's total revenues in fiscal 2001, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

         The Company has made and expects to continue to make substantial investments in research and product development. During the fiscal year, the Company continued to expand its family of e-Solution software products that speed business applications to the Internet, by enabling everything from filling out forms and publishing documents online to managing and viewing information via the Internet. During fiscal 2002, the Company's product development efforts will include development of new Internet functionality, integration of existing products with the Internet to provide access to documents through the Internet and further development of systems for use in vertical industries such as utilities and financial services.

         The Company has committed substantial resources to product development. As of July 31, 2001, the Company employed approximately 105 technical personnel engaged in research, product development and maintenance activities. The product development process is a cooperative effort between customers and the Company. Early review of functionality specifications, prototypes, and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. Docucorp has a formal planning process for new software products as well as software upgrades and maintenance releases to ensure product quality, timeliness of releases, and meeting or exceeding customer expectations. In fiscal 2001, 2000 and 1999, the Company's software development expenditures were approximately $9.1 million, $8.1 million and $7.5 million, respectively.

SALES AND MARKETING

GENERAL

         The Company markets its products through various distribution channels including direct sales, marketing alliances, and distributors. Its sales resources are organized based upon vertical industry markets. At July 31, 2001, the Company employed approximately 40 direct sales and sales support representatives who operate primarily from Dallas, Atlanta, and London. Sales representatives are compensated principally on a commission basis.

         The Company markets its products and services primarily through a direct sales force. Distributor relationships are established in the United States, Canada, Europe, South Africa, and Asia.

         The Company intends to increase its distribution channels through marketing, sales and distribution, and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Xerox, Microsoft, Hewlett Packard, ACORD, CSC, FileNET Corporation, SCT Utility Systems, ORCOM Solutions, CheckFree, BillMatrix, and E-PROFILE. These relationships provide sales leads for the Company's solutions or provide access to certain technological information and resources.

         The Company's software products are generally licensed on a perpetual basis for an upfront fee. Initial license fees typically range from $100,000 to $400,000. Most customers also enter into maintenance agreements with the Company, which typically provide for annual maintenance fees ranging from 18% to 30% of current license fees depending upon the customer group. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions, and use of the Company's "Hotline" providing technical assistance to the software user. The Company generally charges customers for consulting services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. ASP hosting services are charged on a transaction fee basis.

CUSTOMERS

         The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of the Company's revenues are generated from the insurance industry. Approximately 67% of the Company's total revenues for the year ended July 31, 2001 were derived from the insurance industry. Approximately 5% of total revenues for the year ended July 31, 2001 were derived from one customer, Prudential Insurance Company of America. Over half of the 200 largest North American insurance companies use the Company's products and services, including the ten largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has the largest installed customer base for insurance policy production in the insurance industry. Approximately 22% of the Company's total revenues for the year ended July 31, 2001 were derived from the utilities industry and 9% were derived from the financial services industry. The Company also has an installed base of customers in the higher education, telecommunications, transportation, and government markets.

Set forth below is a representative list of customers of the Company in the various industries in which the Company markets its products and services:

   INSURANCE

   Prudential Insurance Company of America
   American International Group (AIG)
   Aon Service Corporation
   MetLife Investors Group

   UTILITIES

   Southern Company Services, Inc.
   Toronto Hydro-Electric System Limited

   FINANCIAL SERVICES

   Royal Bank Financial Group
   ABN-AMRO Bank N.V.

   HIGHER EDUCATION

   The University of Texas
   San Francisco State University


   TRANSPORTATION

   Yellow Services, Inc.
   Wisconsin Department of Transportation

COMPETITION

         The market for acquiring, managing, personalizing and presenting information is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Cincom Systems, Inc., Document Sciences Corporation, Group 1 Software, Inc., ISIS Information Systems, InSystems Technologies, Inc., and Mobius Management Systems, Inc., and (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, KPT, Inc., and Output Technology Solutions. The Company believes that the principal competitive factors in the information solutions software market are product performance and functionality, ease of use, multi-platform offerings, product and company reputation, quality of customer support and service, and price. The degree of competition varies significantly with the solution being offered and by vertical market.

         The Company may also face competition from new entrants into the industry. As the market for information solutions continues to develop, current or potential competitors with significantly greater resources than the Company could attempt to enter or increase their presence in the market either independently or by acquiring or forming strategic alliances with competitors of the Company or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

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

EMPLOYEES

         As of July 31, 2001, the Company had approximately 400 employees, of which approximately 150 were engaged in professional services, 105 in product development and customer support, 60 in ASP hosting, 40 in sales and marketing, and 45 in finance, administration, human resources, and internal computer systems support. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

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

RISK FACTORS

EVENTS OF SEPTEMBER 11, 2001

          The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon have had a negative effect on the United States economy. In addition, these attacks have and will result in significant claim payments by the largest vertical industry that the Company serves, the insurance industry. Our business is subject to general economic conditions, fluctuations in corporate spending, and the condition of the insurance industry. It is not possible at this time to determine the short-term or long-term effect of the attacks, and there can be no assurance that the attacks, or any retaliatory action, and any response to such action will not continue to adversely affect the economy and corporate spending in the United States and Europe. Any adverse effect on the insurance industry or corporate spending could have a material adverse effect on the Company's results of operations.

SIGNIFICANT REVENUES FROM TWO INDUSTRIES

          Approximately 67% and 61% of the Company's total revenues for the year ended July 31, 2001 and 2000, respectively, were derived from the insurance industry. Approximately 5% and 6% of total revenues in fiscal 2001 and 2000, respectively, were derived from one customer, Prudential Insurance Company of America. Additionally, approximately 22% and 25% of the Company's total revenues for the year ended July 31, 2001 and 2000, respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products in markets other than the insurance and utilities industries.

TECHNOLOGICAL ADVANCES

          The information solutions industry has experienced and will continue to experience rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. Development in both software technology and hardware capability will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's new products or product enhancements intended to respond to technological change or evolving customer requirements will achieve acceptance.

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

COMPETITION

         The market for the Company's information solutions is intensely competitive. The Company faces competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than the Company. There can be no assurance that the Company will be able to compete effectively with such entities.

FLUCTUATIONS IN OPERATING RESULTS

         The Company has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results due to the fact that sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, overall budget and spending priorities, and the economy. The Company has typically operated with little backlog for license revenues because software products generally are shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues for a given fiscal quarter. The Company has historically earned a substantial portion of its license revenues in the last weeks of any particular quarter. The failure to achieve such revenues in accordance with such trends could have a material adverse effect on the Company's financial results for each such interim period.

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

DEPENDENCE ON KEY MANAGEMENT PERSONNEL

         The Company believes that its continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Michael D. Andereck, the Company's President and Chief Executive Officer, or any of the Company's other executive officers or senior managers, could have a material adverse effect on the Company.

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

         The Company leases space for an ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 24,500 square feet under a lease which expires on March 31, 2008.

         The Company leases space for an ASP hosting facility located in Dallas, Texas. This facility occupies approximately 28,700 square feet under a lease which expires on March 31, 2010, but may be terminated by the Company on March 31, 2007.

         The Company's staff in Maryland is located in Silver Spring, Maryland. This facility is principally leased for product development activities and occupies approximately 10,000 square feet under a lease which expires December 31, 2003.

         The Company's staff in New Hampshire is located in a 5,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 2004 and is staffed primarily by professional services personnel.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 8, 2001 there were approximately 1,000 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for the Company's Common Stock:



                                   HIGH                           LOW
                          ------------------------      ------------------------
FISCAL 2001:
Fourth quarter                   $  4.00                       $  3.02
Third quarter                       3.88                          1.91
Second quarter                      4.63                          1.72
First quarter                       5.00                          3.25

FISCAL 2000:
Fourth quarter                   $  5.38                       $  3.28
Third quarter                       7.97                          4.33
Second quarter                      9.13                          4.38
First quarter                       8.06                          3.69


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the years ended July 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                     Years ended July 31,
                                              -------------------------------------------------------------------

                                                  2001*         2000         1999         1998          1997**
                                              ------------ ------------- ------------ ------------- -------------
STATEMENTS OF OPERATIONS DATA:                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Total revenues                                   $63,203        $50,977       $51,926     $  45,247   $  17,503

Operating income (loss)                          $ 6,797        $ 2,802       $ 7,231     $   5,601   $(17,460)

Income (loss) before income taxes and
    cumulative effect of accounting change       $ 7,057        $ 3,414       $ 7,853     $   5,424   $(17,246)

Income before cumulative effect of
accounting change                                $ 3,472        $ 1,529       $ 4,513     $   3,184   $(16,102)

Net income (loss)                                $ 2,482        $ 1,529       $ 4,513     $   3,184   $(16,102)

Cash dividend declared for preferred stock       $   -0-        $   -0-       $   -0-     $     -0-   $  2,808


Income (loss) before cumulative effect of
   accounting change per share:
   Basic                                         $  0.24        $  0.10       $  0.28     $    0.25   $  (2.18)
   Diluted                                       $  0.23        $  0.09       $  0.26     $    0.21   $  (2.18)

Net income (loss) per share:
   Basic                                         $  0.17        $  0.10       $  0.28     $    0.25   $  (2.18)
   Diluted                                       $  0.17        $  0.09       $  0.26     $    0.21   $  (2.18)


Weighted average number of shares outstanding:
   Basic                                          14,293         15,317        16,001        12,587      7,377
   Diluted                                        15,028         16,872        17,570        14,865      7,377

* Docucorp implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") in the fourth quarter of fiscal 2001. The one-time cumulative effect of applying SAB101 for all years prior to fiscal 2001 resulted in a reduction of net income of $990,000 for the year ended July 31,2001, or $0.06 per diluted share. Income and diluted income per share before cumulative effect of accounting change was approximately $3.5 million and $0.23, respectively.

** After Merger-related charges of $21,378. Without such charges operating income, income before income taxes, net income, net income per share (diluted), and weighted average number of shares of common stock and common stock equivalents (diluted) would have been $3,918, $4,132, $2,598, $0.34, and 7,607, respectively.

                                                                           July 31,
                                              -------------------------------------------------------------------

                                                   2001          2000         1999         1998         1997
                                              ---------------------------- ------------ ------------ ------------
BALANCE SHEET DATA:                                                    (IN THOUSANDS)
Working capital                                 $   11,291     $  13,029     $ 15,513     $ 15,988    $   1,644

Total assets                                    $   51,784     $  49,010     $ 52,918     $ 51,921    $  32,698

Total debt, including obligations
   under capital lease                          $      -0-     $     -0-     $     25     $     87    $   9,439

Redeemable Class B common stock                 $      -0-     $     -0-     $    -0-     $    -0-    $  19,119

Stockholders' equity (deficit)                  $   31,067     $  33,705     $ 36,994     $ 38,433    $  (7,520)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         The Company has no derivative financial instruments in its cash and cash equivalent balances. The Company invests its cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper.

         The Company is exposed to market risk arising from changes in foreign currency exchange rates as a result of selling its products and services outside the U.S. (principally Europe). A portion of the Company's sales generated from its non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of Docucorp's non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

         For the year ended July 31, 2001 and 2000, approximately 1% and 3%, respectively, of the Company's revenues were denominated in British pounds. For the year ended July 31, 2001 and 2000, approximately 4% and 3%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth in the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements which are included in this Form 10-K.

         1.   Financial Statements:

              Report of Independent Accountants

              As of July 31, 2001 and 2000:

              o    Consolidated Balance Sheets

              For the Years Ended July 31, 2001, 2000, and 1999:

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

              o    Schedule II - Valuation and Qualifying Accounts

         3.   Exhibits:

              See Exhibit Index beginning on page 26 of this Form 10-K.

(b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.


    Docucorp International, Inc.
----------------------------------------
            (Registrant)

/s/ Michael D. Andereck                         Date       10/23/01
----------------------------------------             ---------------------------
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

/s/ Michael d. Andereck                         Date        10/23/01
-------------------------------------------           --------------------------
Michael D. Andereck
President, Chief Executive Officer and
Director
(Principal Executive Officer)


/s/ John H. Gray                                Date        10/23/01
-------------------------------------------           --------------------------
John H. Gray
Senior Vice President, Finance and
Administration
(Principal Financial Officer and Principal
Accounting Officer)


/s/ Milledge A. Hart, III                       Date        10/23/01
------------------------------------------            --------------------------
Milledge A. Hart, III
Chairman of the Board


/s/ Anshoo S. Gupta                             Date        10/23/01
------------------------------------------            --------------------------
Anshoo S. Gupta
Director


/s/ John D. Loewenberg                          Date        10/23/01
------------------------------------------            --------------------------
John D. Loewenberg
Director


/s/ George F. Raymond                           Date        10/23/01
------------------------------------------            --------------------------
George F. Raymond
Director


/s/ Arthur R. Spector                           Date        10/23/01
------------------------------------------            --------------------------
Arthur R. Spector
Director

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders of Docucorp International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 5, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) 2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
September 5, 2001

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 2001, 2000, AND 1999
                                   SCHEDULE II

                                           Balance at    Charged to
                                           Beginning     Costs and     Deductions   Balance at End
              Description                  of Period      Expenses       (a)(b)        of Period
----------------------------------------------------------------------------------------------------
2001
   Allowance for doubtful accounts        $    600,000  $    803,978   $  (803,978)   $    600,000
   Amortization of intangibles            $  3,832,003  $  1,107,638   $       -0-    $  4,939,641
   Valuation allowance against deferred
     tax assets                           $  1,163,525  $    561,475   $       -0-    $  1,725,000

2000
   Allowance for doubtful accounts        $    675,000  $    327,230   $  (402,230)   $    600,000
   Amortization of intangibles            $  2,478,780  $  1,353,223   $       -0-    $  3,832,003
   Valuation allowance against deferred
     tax assets                           $  2,267,387  $    363,525   $(1,467,387)   $  1,163,525

1999
   Allowance for doubtful accounts        $    950,000  $    446,330   $  (721,330)   $    675,000
   Amortization of intangibles            $  1,126,924  $  1,351,856   $       -0-    $  2,478,780
   Valuation allowance against deferred
     tax assets                           $  2,348,784  $        -0-   $   (81,397)   $  2,267,387

(a) Such amounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable accounts.

(b) Such amounts relate to the tax benefit from utilization of net operating loss and reduction of the valuation allowance based on management's assessment of the likelihood of realizability of the loss carryforwards.

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

   10.2 Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.2 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

   10.3 1997 Equity Compensation Plan. (filed as exhibit 10.3 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference)

   21.1*      Subsidiaries of the Registrant.

   23.1*      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

   27.1*      Financial Data Schedule. (for EDGAR filing purposes only)

--------------

         *   Filed herewith.

                                  EXHIBIT 13.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, technological advances, dependence upon the insurance and utilities industries, attraction and retention of technical employees, fluctuations in operating results, and the other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

       Docucorp International, Inc. ("Docucorp" or the "Company") develops, markets and supports a portfolio of enterprise-wide software products that enable users to acquire, manage, personalize and present information. The Company provides professional services related to its information software products including consulting, implementation, integration and training. In addition, the Company provides application service provider ("ASP") hosting using its software and facilities to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

       The Company's software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production and electronic document archival. The Company currently has an installed base of more than 1,200 customers. More than half of the 200 largest North American insurance companies use the Company's software products and services, including the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

       The Company derives its revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource customer statements and insurance policy production applications. Professional services revenues include fees for consulting, implementation and education services. License revenues are generally derived from perpetual licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual maintenance contracts.

RESULTS OF OPERATIONS

HISTORICAL OPERATING RESULTS OF THE COMPANY

       The following table sets forth for the periods indicated selected consolidated statements of operations data. The information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from the consolidated financial statements of the Company.

                                                                                Years ended July 31,
                                                                  -----------------------------------------------

(dollars in thousands)                                                2001             2000            1999
                                                                  -------------    -------------   --------------
REVENUES
     ASP hosting                                                      $14,550          $10,045           $6,687
     Professional services                                             20,857           18,613           20,653
     License                                                           11,285            7,357           11,403
     Maintenance and other recurring                                   16,511           14,962           13,183
                                                                  -------------    -------------   --------------
       Total revenues                                                $ 63,203         $ 50,977          $51,926
                                                                  =============    =============   ==============

PERCENTAGE RELATIONSHIP TO TOTAL REVENUES
REVENUES
     ASP hosting                                                           23 %             19 %             13 %
     Professional services                                                 33               37               40
     License                                                               18               15               22
     Maintenance and other recurring                                       26               29               25
                                                                  -------------    -------------   --------------
       Total revenues                                                     100              100              100
                                                                  -------------    -------------   --------------
EXPENSES
     ASP hosting                                                           21               16               10
     Professional services                                                 25               31               31
     Product development and support                                       17               20               18
     Selling and marketing                                                 15               16               16
     General and administrative                                            11               11               11
                                                                  -------------    -------------   --------------
       Total expenses                                                      89               94               86
                                                                  -------------    -------------   --------------
       Operating income                                                    11                6               14
     Other income, net                                                      1                1                1
                                                                  -------------    -------------   --------------
       Income before income taxes and
       cumulative effect of accounting
       change                                                              12                7               15
     Provision for income taxes                                             6                4                6
                                                                  -------------    -------------   --------------
       Income before cumulative effect of
        accounting change                                                   6                3                9
     Cumulative effect of accounting
        change, net of tax                                                 (2)               0                0
                                                                  -------------    -------------   --------------
       Net income                                                           4 %              3 %              9 %
                                                                  =============    =============   ==============

FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO FISCAL YEAR ENDED JULY 31, 2000

REVENUES

       Total revenues increased 24% for the year ended July 31, 2001 as compared to the prior year due to increases in all revenue streams. ASP hosting revenues increased 45% due to the Company's focus on expanding this business and adding several new significant customers. Professional services revenues increased 12% and license revenues increased 53%. Both of these increases are a result of changes in the Company's sales and marketing departments as well as customers no longer focusing on Y2K concerns as they were in fiscal 2000. The increase in professional services revenues would have been 13% excluding the net impact of deferring professional services implementation revenues due to the implementation of Staff Accounting Bulletin No. 101 ("SAB 101"). Maintenance revenues increased 10% due to an expanding customer base.

       Backlog for the Company's products and services of approximately $48.3 million as of July 31, 2001, of which approximately $22.7 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

       Docucorp maintains a non-exclusive marketing agreement with MYND, formerly Policy Management Systems Corporation, which allows MYND to market the Company's software products to insurance and financial services companies worldwide. For the years ended July 31, 2001, 2000 and 1999, the Company generated revenues of approximately $2.3 million, $2.8 million and $3.7 million, respectively, through the MYND relationship.

ASP HOSTING EXPENSE

       ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 59% for the year ended July 31, 2001 due primarily to personnel, facility and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $2.0 million of additional postage and supplies expense related to increased ASP hosting revenues. For the fiscal years ended July 31, 2001 and 2000, ASP hosting expense represented 92% and 84% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is mainly due to additional costs incurred with expanding the Company's ASP hosting capacity by opening the second facility. ASP hosting expense is expected to increase based on customer and market requirements.

PROFESSIONAL SERVICES EXPENSE

       Professional services expense is composed primarily of personnel expenses related to implementation, education and consulting services. Professional services expense increased 2% for the year ended July 31, 2001 due to increased personnel costs associated with the expanded professional services department, offset by the decrease to professional services expense related to the net impact of deferring certain personnel costs due to the implementation of SAB 101 for fiscal 2001. Excluding the impact of SAB 101, professional services expense increased 5% for the year ended July 31, 2001. For the fiscal years ended July 31, 2001 and 2000, professional services expense represented 77% and 84% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenues is mainly due to higher utilization of implementation and consulting personnel. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase both in North America and Europe.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

       Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support and other product support costs. For the fiscal year ended July 31, 2001, product development and support expense increased 6%. The majority of the increase is related to additional personnel expenses for continued development and support efforts, partially offset by increased software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING AND MARKETING EXPENSE

       In fiscal 2001, selling and marketing expense increased 15%. This increase is primarily due to increased incentive compensation as a result of the increase in all revenue streams.

GENERAL AND ADMINISTRATIVE EXPENSE

       General and administrative expense increased 18% for the year ended July 31, 2001. This increase is primarily due to increased personnel costs as the result of hiring new personnel to meet administrative needs as well as an increase in the Company's provision for doubtful accounts. These increases were partially offset by a decrease in goodwill amortization, resulting from the release of the valuation allowance against deferred taxes at July 31, 2000.

OTHER INCOME, NET

       Other income, net decreased 58% for the year ended July 31, 2001 due to a decrease in interest income and foreign exchange rate losses associated with the Company's European subsidiary.

PROVISION FOR INCOME TAXES

       The effective tax rate for the years ended July 31, 2001 and 2000 was approximately 51% and 55%, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and acquisitions of EZPower Systems, Inc. and Maitland Software, Inc. Also, the Company's European subsidiary generated losses in both fiscal 2001 and 2000 which were not deductible against the Company's U.S. tax liability. The Company used a portion of its net operating loss carryforwards to offset its current tax liability for the years ended July 31, 2001 and 2000.

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       Income before cumulative effect of accounting change increased 127% for fiscal 2001. The increase is primarily due to revenue growth, along with controlled expenses including increased efficiency in the ASP hosting facilities and increased utilization of professional services personnel.

FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

REVENUES

       Total revenues decreased 2% for the year ended July 31, 2000 as compared to the prior year due primarily to decreased professional services and license revenues, offset by increased ASP hosting and maintenance revenues. As a result of Y2K concerns, many customers and prospects delayed licensing and implementation of software until the passage of January 1, 2000. This led to a 35% decrease in license revenues and a 10% decrease in professional services revenues. ASP hosting revenues increased 50% due to the Company's focus on expanding this business and adding several new significant customers during fiscal 2000. Maintenance revenues increased 13% due to an expanding customer base.

ASP HOSTING EXPENSE

       ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 69% for the year ended July 31, 2000 due primarily to personnel, facility and computer costs associated with opening a second ASP hosting facility in Dallas, Texas in March 2000. ASP hosting expense also increased as a result of approximately $1.8 million of additional postage and supplies expense related to increased ASP hosting revenues. For the fiscal years ended July 31, 2000 and 1999, ASP hosting expense represented 84% and 74% of ASP hosting revenues, respectively. The increase in cost as a percentage of revenues is mainly due to additional costs incurred with expanding the Company's ASP hosting capacity.

PROFESSIONAL SERVICES EXPENSE

       Professional services expense is composed primarily of personnel expenses related to implementation, education and consulting services. Professional services expense decreased 2% for the year ended July 31, 2000 due to decreased recruiting and travel costs, offset by increased personnel costs associated with the expanded professional services department. For the fiscal years ended July 31, 2000 and 1999, professional services expense represented 84% and 77% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to lower utilization of consulting personnel as a result of the overall uncertainty and spending hesitancy associated with Y2K.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

       Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support and other product support costs. For the fiscal year ended July 31, 2000, product development and support expense increased 8%. The majority of the increase is related to additional personnel expenses for continued development and support of the Company's products.

SELLING AND MARKETING EXPENSE

       In fiscal 2000, selling and marketing expense decreased 4% primarily due to decreased third-party selling costs associated with the MYND marketing agreement. Incentive compensation also decreased as a result of decreased license revenues; however, personnel costs increased as a result of European and vertical market expansion.

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

PROVISION FOR INCOME TAXES

       The effective tax rate for the years ended July 31, 2000 and 1999, was approximately 55% and 43%, respectively. These rates differ from the federal statutory rate due primarily to non-deductible goodwill amortization related to the Merger and acquisitions of EZPower and Maitland, and the impact of a loss generated by the Company's European subsidiary that commenced operations in fiscal 2000. The Company used a portion of its net operating loss carryforwards and outstanding tax credits to offset its current tax liability for the years ended July 31, 2000 and 1999.

NET INCOME

       Net income decreased 66% for fiscal 2000. The decrease in net income is primarily due to the impact of Y2K on software license and professional services revenues and the increase in operating expenses associated with European, ASP hosting and vertical market expansion.

LIQUIDITY AND CAPITAL RESOURCES

       At July 31, 2001, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $6.2 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the year ended July 31, 2001 increased approximately $1.5 million due mainly to cash generated from operations of approximately $8.5 million offset primarily by the purchase of treasury stock under the Company's stock repurchase program. Cash flows used in investing activities of approximately $1.8 million were related to the development of capitalized software and purchase of fixed assets, offset by the sale of short-term investments. Specifically, the Company invested approximately $3.0 million in fixed assets primarily related to expanding the Atlanta facilities and purchase of ASP hosting equipment. Cash flows used in financing activities of approximately $5.3 million primarily relates to the purchase of treasury stock under the Company's stock repurchase program offset by proceeds from the employee stock purchase plan. As of July 31, 2001, the Company had approximately 2,825,000 shares of treasury stock outstanding at an average per share cost of $4.37. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 4,149,000 shares of stock at an average purchase price of $4.53. The Company's board of directors believes the repurchase program is an appropriate means of increasing shareholder value. Accordingly, the board of directors authorized the Company to repurchase up to an aggregate of 5,000,000 shares of stock.

       Working capital was approximately $11.3 million at July 31, 2001, compared with approximately $13.0 million at July 31, 2000.

       The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 6.5% as of July 31, 2001, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 2001 there were no borrowings under this credit facility. The Company is in negotiations and expects to renew or replace its existing credit facility by its maturity of November 30, 2001.

       The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement and support of its software offerings, selling and marketing costs associated principally with expansion in new vertical and international markets, and purchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

       The Company currently anticipates that existing cash, short-term investments, its existing credit facility, and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


--------------------------------------------------------------------------------











                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of DOCUCORP INTERNATIONAL, INC.

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Docucorp International, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its professional services implementation revenues in connection with its adoption of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" effective August 1, 2000.



PricewaterhouseCoopers LLP

Dallas, Texas
September 5, 2001

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2001 AND 2000
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                 2001         2000
                                                                                             -----------   ----------
ASSETS
  Current assets:
    Cash and cash equivalents                                                                    $ 6,215      $ 4,739
    Short-term investments                                                                         3,989        7,754
    Accounts receivable, net of allowance
       of $600                                                                                    16,949       12,018
    Current portion of deferred taxes                                                                645          653
    Income tax refund receivable                                                                       0          609
    Other current assets                                                                           2,758        1,837
                                                                                             -----------   ----------
          Total current assets                                                                    30,556       27,610

  Fixed assets, net of accumulated depreciation
      of $8,545 and $6,309, respectively                                                           6,786        6,039
  Software, net of accumulated amortization
      of $13,635 and $11,277, respectively                                                         7,406        7,259
  Deferred taxes                                                                                     559          758
  Goodwill, net of accumulated amortization
      of $4,940 and $3,832, respectively                                                           5,846        6,954
  Other assets                                                                                       631          390
                                                                                             -----------   ----------
                                                                                                $ 51,784     $ 49,010
                                                                                             ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
         Accounts payable                                                                        $ 2,239      $ 1,763
         Accrued liabilities:
          Accrued compensation                                                                     3,678        2,632
          Other                                                                                    1,213          994
         Income taxes payable                                                                        912          308
         Deferred revenue                                                                         11,223        8,884
                                                                                             -----------   ----------
          Total current liabilities                                                               19,265       14,581

   Other long-term liabilities                                                                     1,452          724

   Commitments and contingencies (Note 4)

   Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized; none issued                                                                        0            0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 16,593,849 shares issued                                                         166          166
     Additional paid-in capital                                                                   43,899       44,725
      Treasury stock at cost, 2,825,299 and 1,508,777
           shares, respectively                                                                  (12,333)      (7,923)
     Accumulated deficit                                                                            (705)      (3,187)
      Foreign currency translation adjustment                                                         40          (76)
                                                                                             -----------   ----------
          Total stockholders' equity                                                              31,067       33,705
                                                                                             -----------   ----------
                                                                                                $ 51,784     $ 49,010
                                                                                             ===========   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    DOCUCORP INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                         COMPREHENSIVE INCOME
                           FOR THE YEARS ENDED JULY 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------


                                                                            2001          2000         1999
                                                                         ------------  -----------  -----------
REVENUES
     ASP hosting                                                          $  14,550     $ 10,045     $  6,687
     Professional services                                                   20,857       18,613       20,653
     License                                                                 11,285        7,357       11,403
     Maintenance and other recurring                                         16,511       14,962       13,183
                                                                         ------------  -----------  -----------
                Total revenues                                               63,203       50,977       51,926
                                                                         ------------  -----------  -----------

EXPENSES
     ASP hosting                                                             13,350        8,391        4,955
     Professional services                                                   16,056       15,674       16,003
     Product development and support                                         10,828       10,224        9,492
     Selling and marketing                                                    9,344        8,096        8,437
     General and administrative                                               6,828        5,790        5,808
                                                                         ------------  -----------  -----------
                Total expenses                                               56,406       48,175       44,695
                                                                         ------------  -----------  -----------
                Operating income                                              6,797        2,802        7,231
     Other income, net                                                          260          612          622
                                                                         ------------  -----------  -----------
                Income before income taxes and cumulative
                    effect of accounting change                               7,057        3,414        7,853
     Provision for income taxes                                               3,585        1,885        3,340
                                                                         ------------  -----------  -----------
                Income before cumulative effect of
                    accounting change                                         3,472        1,529        4,513
     Cumulative effect of accounting change, net of tax                        (990)           0            0
                                                                         ------------  -----------  -----------
                Net income                                                $   2,482     $  1,529     $  4,513
                                                                         ============  ===========  ===========

Other comprehensive income:
     Foreign currency translation adjustment, net of tax                        116          (76)           0
                                                                         ------------  -----------  -----------
                Comprehensive income                                      $   2,598     $  1,453     $  4,513
                                                                         ============  ===========  ===========

Weighted average basic shares outstanding                                    14,293       15,317       16,001
                                                                         ============  ===========  ===========

Basic net income per share:
     Income before cumulative effect of accounting change                 $    0.24     $   0.10     $   0.28
     Cumulative effect of accounting change                                   (0.07)           0            0
                                                                         ------------  -----------  -----------
            Basic net income per share                                    $    0.17     $   0.10     $   0.28
                                                                         ============  ===========  ===========

Weighted average diluted shares outstanding                                  15,028       16,872       17,570
                                                                         ============  ===========  ===========

Diluted net income per share:
     Income before cumulative effect of accounting change                 $    0.23     $   0.09     $   0.26
     Cumulative effect of accounting change                                   (0.06)           0            0
                                                                         ------------  -----------  -----------
            Diluted net income per share                                  $    0.17     $   0.09     $   0.26
                                                                         ============  ===========  ===========

                                       36
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         DOCUCORP INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JULY 31, 2001, 2000, AND 1999
                                                (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------


                                                                              2001          2000           1999
                                                                           ------------ -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $ 2,482       $ 1,529         $4,513
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Stock option compensation expense                                        18            18             12
          Depreciation                                                          2,254         1,725          1,326
          Amortization of capitalized software                                  2,358         2,232          1,998
          Amortization of goodwill                                              1,108         1,353          1,352
          Provision for doubtful accounts                                         804           327            446
          Deferred income taxes                                                   776           913            283
                            Tax benefit related to stock option exercises          22           501            192
          Cumulative effect of accounting change                                  990             0              0
          Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                     (5,768)        2,067         (2,956)
                (Increase) decrease in income tax refund receivable               609           120            (23)
                (Increase) decrease in other assets                              (268)          295           (961)
                Increase (decrease) in accounts payable                           483            81            (81)
                Increase (decrease) in accrued liabilities                      2,186          (427)         1,803
                Increase (decrease) in income taxes payable                       604           (56)           140
                Increase (decrease) in deferred revenue                          (110)         (189)           613
                                                                           ------------ -------------   ------------
                   Total adjustments                                            6,066         8,960          4,144
                                                                           ------------ -------------   ------------
                   Net cash provided by operating activities                    8,548        10,489          8,657
                                                                           ------------ -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                        (15,999)      (17,513)        (8,867)
    Sale of short-term investments                                             19,764        16,673          1,953
    Purchase of fixed assets                                                   (3,014)       (4,201)        (1,916)
    Capitalized software development costs                                     (2,505)       (1,763)        (1,590)
                                                                           ------------ -------------   ------------
                  Net cash used in investing activities                        (1,754)       (6,804)       (10,420)
                                                                           ------------ -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations                              0           (21)           (62)
    Purchase of treasury stock                                                 (5,440)       (6,270)        (7,076)
    Proceeds from exercise of options and warrants                                 24           618            569
    Proceeds from repayment of note receivable from stockholder                     0            62              3
    Proceeds from stock issued to employees under Employee
       Stock Purchase Plan ("ESPP")                                               140           247            348
                                                                           ------------ -------------   ------------
                  Net cash used in financing activities                        (5,276)       (5,364)        (6,218)
                                                                           ------------ -------------   ------------
Effect of exchange rates on cash flows                                            (42)          (41)             0
                                                                           ------------ -------------   ------------
Net increase (decrease) in cash and cash equivalents                            1,476        (1,720)        (7,981)
Cash and cash equivalents at beginning of year                                  4,739         6,459         14,440
                                                                           ------------ -------------   ------------
Cash and cash equivalents at end of year                                       $6,215        $4,739         $6,459
                                                                           ============ =============   ============
                See non-cash activities disclosed in Notes 6 and 7.

                                       37
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              DOCUCORP INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED JULY 31, 2001, 2000, AND 1999
                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Foreign
                                                    Additional                               Currency
                                          Common      Paid-in     Treasury    Accumulated   Translation    Notes
                                          Stock       Capital       Stock       Deficit     Adjustment   Receivable     Total
                                        ----------- ------------ ------------ ------------- ----------- ------------ -----------
Balance at July 31, 1998                 $    165    $  47,562    $       0    $   (9,229)   $      0    $     (65)   $  38,433
Exercise of stock options to purchase
    338,571 shares of Common Stock              1         (564)       1,132                                                 569
Purchase of 1,522,526 shares of
Treasury
    Stock                                                            (7,076)                                             (7,076)
Repayment of note receivable from
    stockholder                                                                                                  3            3
Issuance of 81,968 shares of Common
    Stock to employees under ESPP                          (57)         405                                                 348
Compensation expense related to
    non-qualified stock options                             12                                                               12
Tax benefit from stock option                              192                                                              192
exercises
Net income                                                                          4,513                                 4,513
                                        ----------- ------------ ------------ ------------- ----------- ------------ -----------
Balance at July 31, 1999                      166       47,145       (5,539)       (4,716)          0          (62)      36,994
Exercise of stock options and
warrants to
    Purchase 671,324 shares of Common
    Stock                                               (2,859)       3,477                                                 618
Purchase of 1,083,906 shares of
Treasury
    Stock                                                            (6,270)                                             (6,270)
Repayment of note receivable from
    stockholder                                                                                                 62           62
Issuance of 74,080 shares of Common
    Stock to employees under ESPP                         (162)         409                                                 247
Compensation expense related to
    non-qualified stock options                             18                                                               18
Tax benefit from stock option                              501                                                              501
exercises
Cancellation of call feature                                82                                                               82
Foreign currency translation                                                                      (76)                      (76)
adjustment
Net income                                                                          1,529                                 1,529
                                        ----------- ------------ ------------ ------------- ----------- ------------ -----------
Balance at July 31, 2000                      166       44,725       (7,923)       (3,187)        (76)           0    $  33,705

Exercise of stock options and
warrants to
    purchase 144,319 shares of Common
    Stock                                                 (639)         663                                                  24
Purchase of 1,542,320 shares of
Treasury
    Stock                                                            (5,440)                                             (5,440)
Issuance of 81,479 shares of Common
    Stock to employees under ESPP                         (227)         367                                                 140
Compensation expense related to
    non-qualified stock options                             18                                                               18
Tax benefit from stock option                               22                                                               22
exercises
Foreign currency translation                                                                      116                       116
adjustment
Net income                                                                          2,482                                 2,482
                                        ----------- ------------ ------------ ------------- ----------- ------------ -----------
Balance at July 31, 2001                 $    166    $  43,899    $ (12,333)   $     (705)   $     40    $       0    $  31,067
                                        =========== ============ ============ ============= =========== ============ ===========

                                       38
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Docucorp International, Inc. ("Docucorp" or the "Company"), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc. ("Image Sciences") (the "Merger"). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Inc. ("EZPower"), Maitland Software, Inc. ("Maitland") and Docucorp Europe Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company's business includes developing, marketing and supporting computer software designed to automate the process of acquiring, managing, personalizing and presenting information. The Company also provides application service provider ("ASP") hosting of Internet-enabled solutions, consulting, application integration and training. The majority of the Company's business is currently derived from companies in the insurance industry.


REVENUE RECOGNITION

The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Revenue from software licenses which include a cancellation clause is recognized upon expiration of the cancellation period. Revenue derived from the development and installation of software packages under long-term contracts is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the purchaser. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined.

Revenue from maintenance contracts, and maintenance revenue that is packaged with license fees, is recognized ratably over the term of the agreements. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition. Revenue related to professional services, such as training and consulting, and ASP hosting is generally recognized as the services are performed. Revenue related to professional services implementation associated with the Company's ASP hosting operations is deferred during the implementation phase and subsequently recognized over the term of the ASP hosting agreement.


CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.


SHORT-TERM INVESTMENTS

The Company has the intent and ability to hold short-term investments to maturity; consequently, such investments are carried at cost, which approximates fair market value. At July 31, 2001, the Company held short-term investments which totaled approximately $4.0 million. Interest income from such investments was approximately $474,000, $406,000 and $244,000 in 2001, 2000 and 1999,
respectively.


ACCOUNTS RECEIVABLE

Included in accounts receivable at July 31, 2001 and 2000 are unbilled amounts of approximately $2.8 million and $1.7 million, respectively. Such amounts have been recognized as revenue under the percentage-of-completion method or upon execution of the contract and shipment of the software, but prior to contractual payment terms.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires all derivative instruments be recorded on the balance sheet at fair value. The Company adopted SFAS 133 during the first quarter of fiscal 2001. The adoption of this statement had no impact on the Company's consolidated financial statements for the year ended July 31, 2001 as the Company does not currently hold derivative instruments or engage in hedging activities.

FIXED ASSETS, DEPRECIATION AND AMORTIZATION

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


SOFTWARE

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." After the technological feasibility of the software has been established, material software development costs which include salaries and related payroll costs incurred in the development activities are capitalized. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization. During 2001, 2000 and 1999, the Company charged to expense approximately $6.6 million, $6.3 million and $5.9 million, respectively, for research and development costs incurred prior to the establishment of the technological feasibility of products. Such expense is included in product development and support on the Consolidated Statements of Operations and Comprehensive Income.


GOODWILL

Goodwill is amortized on a straight-line basis over eight to 10 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and anticipated future undiscounted net cash flows of the related business. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are evaluated in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" ("SFAS 121"). Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to do so as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

TRANSLATION OF FOREIGN CURRENCIES


Assets and liabilities of the Company's foreign subsidiary, whose functional currency is other than the U.S. dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.

The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the adjustments be accumulated in stockholders' equity as part of other comprehensive income.

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

                                                          2001                 2000                1999
                                                      ------------         ------------        ------------
Shares used in computing basic
   net income per share                                    14,293               15,317              16,001

Dilutive effect of stock options and
   warrants                                                   735                1,555               1,569
                                                      ------------         ------------        ------------

Shares used in computing diluted
   net income per share                                    15,028               16,872              17,570
                                                      ============         ============        ============

Options to purchase 1,412,000, 843,000 and 246,000 shares of Common Stock at average exercise prices of $4.41, $4.79 and $5.44 per share at July 31, 2001, 2000 and 1999, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period. Subsequent to year end, the Company issued options to purchase 575,000 shares of Common Stock at an average exercise price of $3.35 per share that would have had a dilutive effect on net income per share at July 31, 2001.


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

ADVERTISING COSTS

The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for 2001, 2000 and 1999 were approximately $949,000, $1.1 million and $995,000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe the prospective adoption of SFAS 141 will have a material impact on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company will adopt SFAS 142 as of the first quarter of its fiscal year ending July 31, 2002; accordingly, the Company will not amortize goodwill beginning August 1, 2001. The Company has performed an initial impairment analysis and determined that there is no impairment on the carrying value of goodwill. Goodwill amortization expense during the year ended July 31, 2001 was approximately $1.1 million.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 in the first quarter of fiscal 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated financial statements.

NOTE 2 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1999, the Securities and Exchange Commission issued SAB 101 that provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Following the guidance provided by SAB 101, the Company changed its method of accounting for professional services implementation revenues and related expenses associated with its ASP hosting operations to be recognized in earnings over the expected term of the ASP hosting agreements, typically three years. A change in revenue recognition as a result of SAB 101 is treated as a change in accounting principle and governed by APB Opinion No. 20, "Accounting Changes." The Company implemented SAB 101 in the fourth quarter of fiscal 2001, retroactive to August 1, 2000. The one-time cumulative effect of applying SAB 101 for all years prior to fiscal 2001 resulted in a reduction of net income of $990,000 for the year ended July 31, 2001, or

$0.06 per diluted share. The cumulative effect of SAB 101 results from deferral of professional services implementation revenues and related expenses associated with the Company's ASP hosting operations. During the year ended July 31, 2001, the Company recognized approximately $1.6 million of revenue which was included as a component of the cumulative effect of accounting change. Pro forma unaudited information for the years ended July 31, 2000 and 1999, assuming the new accounting principle had been applied retroactively, is as follows (in thousands except per share amounts):


                                              2000         1999
                                           ----------   ---------
Net income:
     As reported                           $    1,529   $   4,513
     Pro forma                             $      739   $   4,365

Basic net income per share:
     As reported                           $     0.10   $    0.28
     Pro forma                             $     0.05   $    0.27

Diluted net income per share:
     As reported                           $     0.09     $  0.26
     Pro forma                             $     0.04     $  0.25

Revenues and related direct incremental expenses deferred as the result of implementing SAB 101 have been included in the Consolidated Balance Sheets under the captions DEFERRED REVENUE and OTHER CURRENT ASSETS for those amounts which are expected to be amortized during the next fiscal year. Amounts which are expected to be amortized after July 31, 2002 have been included in the Consolidated Balance Sheets under the captions OTHER LONG-TERM LIABILITIES and OTHER ASSETS.


NOTE 3 - FIXED ASSETS
Fixed asset balances at July 31, 2001 and 2000 are as follows (in thousands):

                                            2001             2000
                                       -------------    -------------
Computer equipment                     $      11,707    $       9,487
Furniture and fixtures                         2,193            1,875
Leasehold improvements                         1,431              986
                                       -------------    -------------
                                              15,331           12,348
Less accumulated depreciation                 (8,545)          (6,309)
                                       -------------    -------------
                                       $       6,786    $       6,039
                                       =============    =============

NOTE 4 - LEASE COMMITMENTS


As of July 31, 2001 and 2000, the Company had no capital lease obligations.


Equipment leases and the Company's obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for the years ended July 31, 2001, 2000 and 1999 totaled approximately $4.7 million, $3.9 million and $2.9 million, respectively. Generally, the Company's leases provide for renewals for various periods at stipulated rates.

Future minimum lease obligations on leases in effect at July 31, 2001 are as follows (in thousands):

                                                       Operating
                                                         Leases
                                                     -------------
 2002                                                $       3,004
 2003                                                        1,977
 2004                                                        1,214
 2005                                                        1,023
 2006                                                          629
 Thereafter                                                  2,880
                                                     -------------
 Minimum lease payments                              $      10,727
                                                     =============

Subsequent to July 31, 2001, the Company executed a 10-year facility lease agreement, commencing January 2003, to relocate its Atlanta office.

NOTE 5 - REVOLVING CREDIT FACILITY

The Company's $3.5 million revolving credit facility bears interest at the bank's prime rate less 0.25%, or 6.5% as of July 31, 2001, and has been renewed and extended to November 2001. Under the credit facility, the Company is required to maintain certain financial covenants. As of July 31, 2001 there were no borrowings under this credit facility. The Company is in negotiations and expects to renew or replace its existing credit facility by its maturity of November 30, 2001.

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has authorized 1,000,000 shares of preferred stock which the board of directors of the Company may issue with such preferences and rights as it may designate. As of July 31, 2001 and 2000, there were no issued or outstanding shares of preferred stock.

EMPLOYEE STOCK PURCHASE PLAN

During the year ended July 31, 1998, the Company adopted the Employee Stock Purchase Plan which allows eligible employees to purchase Company Common Stock at a 15% discount of market value. An aggregate of 600,000 shares of Common Stock have been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 2001 and 2000, the Company has issued approximately 301,000 and 219,000 shares under the plan, respectively.

STOCK OPTIONS

The Company provides equity incentives to employees and directors by means of incentive stock options and non-qualified stock options which historically have been provided under various stock option plans. The Company now issues options from the 1997 Equity Compensation Plan. Stock options generally vest over a period of three to five years. The Company may grant non-qualified stock options at an option price per share determined by the board of directors. Under this plan, the Company has reserved 2,500,000 shares for issuance as of July 31, 2001. Options generally expire 10 years from the date of grant. Activity under all plans is summarized as follows (in thousands except per share amounts):


                                                  Shares Under
                                               Outstanding Options
                                     ----------------------------------------
                                                               Weighted
                                        Outstanding            Average
                                          Options           Exercise Price
                                     ------------------   -------------------
Balances at July 31, 1998                         2,564     $          1.91
   Granted                                          557                4.60
   Exercised                                       (340)               1.67
   Expired                                          (69)               3.38
                                     ------------------   -------------------
Balances at July 31, 1999                         2,712     $          1.96
   Granted                                          648                4.41
   Exercised                                       (582)               1.01
   Expired                                         (293)               4.51
                                     ------------------   -------------------
Balances at July 31, 2000                         2,485     $          3.06
   Granted                                          788                3.34
   Exercised                                        (74)               0.32
   Expired                                         (121)               4.30
                                     ------------------   -------------------
Balances at July 31, 2001                         3,078     $          3.15
                                     ==================   ===================

The following table summarizes information about employee stock options outstanding at July 31, 2001 (in thousands except per share amounts):

                                         Options Outstanding                         Options Exercisable
                                                                Weighted
                             Weighted                            Average         Weighted
                             Average           Weighted         Remaining         Average           Weighted
   Range of Exercise         Number             Average        Contractual         Number            Average
        Prices             Outstanding      Exercise Price        Life          Exercisable      Exercise Price

$0.01 to $0.87                 655               $0.43             3.17             655             $0.43

$2.59 to $3.40                 979               $3.14             7.19             591             $3.79

$3.52 to $5.91                1,444              $4.39             8.17             632             $4.51

STOCK-BASED COMPENSATION

Pursuant to Statement of Financial Accounts Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company is required to report pro forma information regarding net income and net income per share for awards granted or modified in fiscal years 1996 and thereafter as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $2.01, $2.38 and $1.84 per option, respectively. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.63%, 6.21% and 4.96%; no expected dividend yields; expected lives of 4.50, 4.50 and 3.50 years; and volatility of 70.54%, 60% and 46.11%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

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

                                 2001             2000              1999
                            ---------------   --------------   ---------------
Net income:
     As reported            $         2,482   $        1,529   $         4,513
     Pro forma              $         1,613   $          942   $         3,972

Net income per share:
     As reported
        Basic               $          0.17   $         0.10   $         0.28
        Diluted             $          0.17   $         0.09   $         0.26

     Pro forma
        Basic               $          0.11   $         0.06   $         0.25
        Diluted             $          0.11   $         0.06   $         0.23

WARRANTS

In connection with the Merger, the Company assumed warrants with a seven-year term held by stockholders and a director of FormMaker to purchase Common Stock. Additional warrants with a three-year term were issued by FormMaker to stockholders immediately prior to the Merger in connection with $3.0 million of subordinated notes. All of the above warrants, exercisable at the date of issuance, were converted into warrants to purchase approximately 627,000 shares of Common Stock based on the Merger exchange ratios.

The following warrants are outstanding as of July 31, 2001 (in thousands except per share amounts):

                                                                 Exercise Price
                                                    Warrants        Per Share
                                                  ------------  ----------------
Warrants to Safeguard,
   Technology Leaders II, L.P. and Technology
   Leaders II Offshore C.V.                                188   $         0.03
Warrants to a director of the Company                      123   $         3.40
Warrants to Safeguard, Technology
   Leaders II, L.P. and TL Venture Third Corp.             246   $         4.25
                                                  ------------
Total                                                      557
                                                  ============

During fiscal 2001, warrants to purchase an aggregate of 70,620 shares of Common Stock with an exercise price per share of $0.03 were exchanged in a cashless exercise for 70,025 shares of Common Stock. During fiscal 2000, warrants to purchase an aggregate of 732,000 shares of Common Stock with an exercise price per share of $4.17 were exchanged in a cashless exercise for 89,382 shares of Common Stock.

NOTE 7 - INCOME TAXES

The provision for income taxes charged to operations was as follows (in thousands):

                                                            2001              2000               1999
                                                       ----------------  -----------------   ---------------
 Current tax expense:
   U.S. federal                                        $          2,461  $             809   $         2,727
   State, local and foreign                                         348                163               330
                                                       ----------------  -----------------   ---------------
 Total current                                                    2,809                972             3,057
                                                       ----------------  -----------------   ---------------
 Deferred tax expense:
   U.S. federal                                                     723                852               265
   State, local and foreign                                          53                 61                18
                                                       ----------------  -----------------   ---------------
 Total deferred                                                     776                913               283
                                                       ----------------  -----------------   ---------------
  Total provision                                      $          3,585  $           1,885   $         3,340
                                                       ================  =================   ===============

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences (in thousands):

                                                            2001           2000            1999
                                                       -------------   -------------   -------------
Statutory U.S. tax rates                               $       2,400   $       1,161   $       2,670
Increase (decrease) in rates resulting from:
   Nondeductible items:
     Goodwill                                                    256             336             335
     Other                                                        46              33              51
   State, local and foreign taxes (net)                          264             148             230
   Valuation allowance                                           562             364               0
   Other                                                          57            (157)             54
                                                       -------------   -------------   -------------
Effective tax rates                                    $       3,585   $       1,885   $       3,340
                                                       =============   =============   =============

Deferred tax assets (liabilities) are composed of the following at July 31 (in thousands):

                                                            2001              2000             1999
                                                       -------------     -------------    -------------
Gross deferred tax assets:
   Deferred revenue                                    $         579     $          96    $          84
   Loss carryforwards                                          3,754             3,644            3,833
   Tax credit carryforwards                                      235               235              235
   Accounts receivable allowance                                 386               305              246
   Deferred lease costs                                          154               173              217
   Compensation expense related to stock
     options                                                     487               533              994
   Other                                                         792               728              682
                                                       -------------     -------------    -------------
                                                               6,387             5,714            6,291
                                                       -------------     -------------    -------------
Gross deferred tax liabilities:
   Capitalized software                                       (2,865)           (2,832)          (2,852)
   Other                                                        (593)             (307)            (315)
                                                       -------------     -------------    -------------
                                                              (3,458)           (3,139)          (3,167)
                                                       -------------     -------------    -------------
   Net                                                         2,929             2,575            3,124
   Less valuation allowance                                   (1,725)           (1,164)          (2,267)
                                                       -------------     -------------    -------------
   Net deferred tax asset                              $       1,204     $       1,411    $         857
                                                       =============     =============    =============


At July 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.8 million that generally expire in the years ending 2007 through 2017. The Company also had a foreign net operating loss carryforward of approximately $3.0 million. A valuation allowance against the entire foreign net operating loss carryforward has been established as the realizability of this asset is uncertain.

During fiscal 2000, the Company released the valuation allowance in the amount of $1,467,000 based on management's assessment of the likelihood of realizability of the Company's loss carryforwards. In accordance with SFAS 109, the reduction of the valuation allowance was recorded as a decrease in goodwill related to the Merger and the acquisition of EZPower. Included in the remaining valuation allowance is approximately $800,000 at July 31, 2001 and 2000, and approximately $2.2 million at July 31, 1999 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill.

The Company has approximately $235,000 of general business credit carryforwards. The Company's tax credit carryforwards generally expire in the years ending 2007 through 2011.

Due to ownership changes, a portion of the Company's net operating loss and tax credit carryforwards are subject to an annual cumulative limitation with respect to the amounts which may be utilized in any one year of approximately $1.2 million.


NOTE 8 - RETIREMENT PLAN


The Company maintains a discretionary defined contribution plan [401(k) plan], as defined by the United States Internal Revenue Code, which allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by the Company as determined by the Company's board of directors. The Company's matching contributions for the years ended July 31, 2001, 2000 and 1999 were approximately $431,000, $490,000 and
$340,000, respectively.

NOTE 9 - MAJOR CUSTOMERS AND RELATED-PARTY TRANSACTIONS

At July 31, 2001 and 2000, Safeguard owned approximately 23% and 20%, respectively, of the Company's fully diluted outstanding Common Stock. Technology Leaders II, L.P., Technology Leaders II Offshore C.V. and TL Ventures Third Corp. owned approximately 8% of the Company's fully diluted outstanding Common Stock at July 31, 2001 and 2000.

Docucorp maintains a non-exclusive marketing agreement with MYND which allows MYND to market the Company's software products to insurance and financial services companies worldwide. For the years ended July 31, 2001, 2000 and 1999, the Company generated revenues of approximately $2.3 million, $2.8 million and $3.7 million through the MYND relationship, respectively.

For the years ended July 31, 2001 and 2000, no customer accounted for greater than 10% of the Company's total revenues. For the year ended July 31, 1999, one customer accounted for greater than 10% of the Company's total revenues.


NOTE 10 - SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS


The Company made estimated and regular income tax payments of approximately $1.7 million, $1.3 million and $2.6 million during the years ended July 31, 2001, 2000 and 1999, respectively.


NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


As discussed in Note 2, the Company implemented SAB 101 in the fourth quarter of fiscal 2001. Revised amounts are the result of the Company retroactively implementing SAB 101 to August 1, 2000.

                                           First                 Second               Third              Fourth
                                          Quarter               Quarter              Quarter             Quarter
                                     -------------------   --------------------  ------------------ -------------------
                                                           (in thousands except per share amounts)
  2001:
  Total revenues
      As reported                            $  15,145              $  14,933            $ 16,012           $  17,383
      Revised                                   14,800                 14,913              16,107
  Total expenses
      As reported                               13,566                 13,747              14,270              15,238
      Revised                                   13,373                 13,643              14,152
  Operating income
      As reported                                1,579                  1,186               1,742               2,145
      Revised                                    1,426                  1,270               1,956
  Income before cumulative
    effect of accounting change
      As reported                                  911                    713                 825                 963
      Revised                                      826                    757                 926
  Net income (loss)
      As reported                                  911                    713                 825                 963
      Revised                                     (164)                   757                926
  Basic net income (loss) per share:
    Before cumulative effect of
      accounting change
      As reported                             $   0.06               $   0.05            $   0.06            $   0.07
      Revised                                 $   0.06               $   0.06            $   0.08
    Net income (loss)
      As reported                             $   0.06               $   0.05            $   0.06            $   0.07
      Revised                                 $  (0.01)              $   0.06            $   0.08
  Diluted net income (loss) per share:
    Before cumulative effect of
      accounting change
      As reported                             $   0.06               $   0.05            $   0.06            $   0.07
      Revised                                 $   0.05               $   0.05            $   0.07

    Net income (loss)
      As reported                           $     0.06             $     0.05          $     0.06           $    0.07
      Revised                               $    (0.01)            $     0.05          $     0.07

  2000:
  Total revenues                            $   12,983             $   11,938          $   13,015           $  13,041
  Total expenses                                11,666                 11,829              12,154              12,526
  Operating income                               1,317                    109                 861                 515
  Net income                                       822                    122                 524                  61
  Net income per share:
      Basic                                 $     0.05             $     0.01          $     0.03           $    0.01
      Diluted                               $     0.05             $     0.01          $     0.03           $    0.01

Net income per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income per share amounts for the quarters does not necessarily equal the year-to-date net income per share amounts.