Form 10-Q
period 2001-10-31
DOCUCORP INTERNATIONAL INC
filed 2001-12-17
CIK 1033864

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: October 31, 2001         Commission File Number:  00-1033864
                   ----------------                                  ----------


                          DOCUCORP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                             75-2690838
-------------------------------                          ----------------------
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



                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,429,548 shares outstanding as of December 1, 2001.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                OCTOBER 31, 2001


                         Part I - Financial information


                                                                                                                 Page
                                                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 31, 2001 and July 31, 2001                                      2

         Interim Consolidated Statements of Operations and Comprehensive
                Income for the three months ended October 31, 2001 and 2000                                        3

         Interim Consolidated Statements of Cash Flows for the three months
                ended October 31, 2001 and 2000                                                                    4

         Notes to Interim Consolidated Financial Statements                                                        5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               12


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                         13


Signatures                                                                                                        14

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     October 31,       July 31,
                                                                        2001             2001
                                                                    -------------    -------------
ASSETS
     Current assets:
         Cash and cash equivalents                                  $       8,112    $       6,215
         Short-term investments                                             3,970            3,989
         Accounts receivable, net of allowance
              of $375 and $600, respectively                               15,909           16,949
         Other current assets                                               3,476            3,403
                                                                    -------------    -------------
                  Total current assets                                     31,467           30,556
     Fixed assets, net of accumulated depreciation
         of $9,154 and $8,545, respectively                                 6,815            6,786
     Software, net of accumulated amortization of $14,258
         and $13,635, respectively                                          7,657            7,406
     Goodwill, net of accumulated amortization of $4,940                    5,846            5,846
     Other assets                                                           1,243            1,190
                                                                    -------------    -------------
                                                                    $      53,028    $      51,784
                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                           $       1,377    $       2,239
         Accrued liabilities:
            Accrued compensation                                            5,214            3,678
            Other                                                           1,263            1,213
         Deferred revenue                                                  11,347           11,223
         Income taxes payable                                               1,266              912
                                                                    -------------    -------------
                  Total current liabilities                                20,467           19,265

     Other long-term liabilities                                            1,377            1,452

     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                          0                0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                           166              166
         Additional paid-in capital                                        43,898           43,899
         Treasury stock at cost, 3,124,559 and 2,825,299
                shares, respectively                                      (13,389)         (12,333)
         Accumulated earnings (deficit)                                       535             (705)
         Foreign currency translation adjustment                              (26)              40
                                                                    -------------    -------------
                  Total stockholders' equity                               31,184           31,067
                                                                    -------------    -------------
                                                                    $      53,028    $      51,784
                                                                    =============    =============



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              Three months ended
                                                                                October 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       -------------    -------------
REVENUES
         ASP hosting                                                   $       4,550    $       3,064
         Professional services                                                 5,306            4,696
         License                                                               2,652            3,044
         Maintenance and other recurring                                       4,642            3,996
                                                                       -------------    -------------
                Total revenues                                                17,150           14,800
                                                                       -------------    -------------

EXPENSES
         ASP hosting                                                           3,953            3,024
         Professional services                                                 4,284            3,819
         Product development and support                                       2,712            2,660
         Selling, general and administrative                                   4,304            3,870
                                                                       -------------    -------------
                Total expenses                                                15,253           13,373
                                                                       -------------    -------------
                Operating income                                               1,897            1,427
         Other income, net                                                       128               42
                                                                       -------------    -------------
                Income before income taxes and cumulative
                    effect of accounting change                                2,025            1,469
         Provision for income taxes                                              784              643
                                                                       -------------    -------------
                Income before cumulative effect
                    of accounting change                                       1,241              826
         Cumulative effect of accounting change, net of tax                        0             (990)
                                                                       -------------    -------------
                Net income (loss)                                      $       1,241    $        (164)
                                                                       =============    =============

Other comprehensive income:
         Foreign currency translation adjustment, net of tax                     (66)              93
                                                                       -------------    -------------
                Comprehensive income (loss)                            $       1,175    $         (71)
                                                                       =============    =============

Weighted average basic shares outstanding                                     13,624           14,960
                                                                       =============    =============
Basic net income (loss) per share:
         Income before cumulative effect of accounting change          $        0.09    $        0.06
         Cumulative effect of accounting change                                    0            (0.07)
                                                                       -------------    -------------
                Basic net income (loss) per share                      $        0.09    $       (0.01)
                                                                       =============    =============

Weighted average diluted shares outstanding                                   14,377           15,807
                                                                       =============    =============
Diluted net income (loss) per share:
         Income before cumulative effect of accounting change          $        0.09    $        0.05
         Cumulative effect of accounting change                                    0            (0.06)
                                                                       -------------    -------------
                Diluted net income (loss) per share                    $        0.09    $       (0.01)
                                                                       =============    =============


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Three months ended
                                                                                             October 31,
                                                                                   ------------------------------
                                                                                        2001            2000
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                              $       1,241    $        (164)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Depreciation                                                                      627              518
           Amortization of capitalized software                                              623              544
           Amortization of goodwill                                                            0              285
           Provision for doubtful accounts                                                   236              123
           Stock option compensation expense                                                   6                5
           Cumulative effect of accounting change                                              0              990
           Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                                 824           (2,639)
                  (Increase) decrease in other assets                                       (121)             (85)
                  Decrease in accounts payable                                              (863)             (15)
                  Increase in accrued liabilities                                          1,577              333
                  Increase (decrease) in deferred revenue                                    120             (400)
                  Increase in other liabilities                                              279              900
                                                                                   -------------    -------------
                         Total adjustments                                                 3,308             (559)
                                                                                   -------------    -------------
                         Net cash provided by operating activities                         4,549              395
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                     (3,970)          (3,910)
   Sale of short-term investments                                                          3,989            5,832
   Purchase of fixed assets                                                                 (650)            (617)
   Capitalized software development costs                                                   (874)            (509)
                                                                                   -------------    -------------
                         Net cash provided by (used in) investing activities              (1,505)             796
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                     1               14
   Purchase of treasury stock                                                             (1,065)          (1,812)
                                                                                   -------------    -------------
                         Net cash used in financing activities                            (1,064)          (1,798)
                                                                                   -------------    -------------
Effect of exchange rates on cash flows                                                       (83)             (26)
Net increase (decrease) in cash and cash equivalents                                       1,897             (633)
Cash and cash equivalents at beginning of period                                           6,215            4,739
                                                                                   -------------    -------------
Cash and cash equivalents at end of period                                         $       8,112    $       4,106
                                                                                   =============    =============



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its subsidiaries ("Docucorp" or the "Company") for the three month periods ended October 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2001. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 3 - NET INCOME PER SHARE

The Company's basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). The following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):


                                                                          Three months ended
                                                                              October 31,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    -------------   -------------
Shares used in computing basic net income per share                        13,624          14,960

Dilutive effect of stock options and warrants                                 753             847
                                                                    -------------   -------------

Shares used in computing diluted net income per share                      14,377          15,807
                                                                    =============   =============

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




Options to purchase approximately 1,404,000 and 1,164,000 shares of Common Stock at average exercise prices of $4.41 and $4.59 per share at October 31, 2001 and 2000, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company has performed an initial impairment analysis and determined that there is no impairment on the carrying value of goodwill.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the quarter ended October 31, 2001.


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The following table reflects the effect of SFAS 142 on net income before cumulative effect of accounting change and net income per share before cumulative effect of accounting change as if SFAS 142 had been in effect for all periods presented (in thousands except per share amounts):

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                        Three months ended
                                                                                           October 31,
                                                                                   -----------------------------
                                                                                       2001             2000
                                                                                   -------------   -------------
Net income before cumulative effect of accounting change                           $       1,241   $         826

Goodwill amortization, net of tax                                                              0             220
                                                                                   -------------   -------------

Adjusted net income before cumulative effect of accounting change                  $       1,241   $       1,046
                                                                                   =============   =============


Basic net income per share before cumulative effect of accounting change:

      Reported net income before cumulative effect of accounting
           change                                                                  $        0.09   $        0.06

      Goodwill amortization, net of tax                                                        0            0.01
                                                                                   -------------   -------------

      Adjusted net income per share before cumulative effect of
           accounting change                                                       $        0.09   $        0.07
                                                                                   =============   =============


Diluted net income per share before cumulative effect of accounting change:

      Reported net income before cumulative effect of accounting
           change                                                                  $        0.09   $        0.05

      Goodwill amortization, net of tax                                                        0            0.02
                                                                                   -------------   -------------

      Adjusted net income per share before cumulative effect of
           accounting change                                                       $        0.09   $        0.07
                                                                                   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, events of September 11, 2001, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, fluctuations in operating results, and the other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

The Company derives its revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource customer statements and insurance policy production applications. Professional services revenues include fees for consulting, implementation and education services. License revenues are generally derived from perpetual licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual software maintenance contracts.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                                              Three months ended
                                                                                 October 31,
                                                                       ------------------------------
                                                                            2001              2000
                                                                       -------------    -------------
Revenues
         ASP hosting                                                              27%              21%
         Professional services                                                    31               32
         License                                                                  15               20
         Maintenance and other recurring                                          27               27
                                                                       -------------    -------------
                Total revenues                                                   100              100

Expenses
         ASP hosting                                                              23               20
         Professional services                                                    25               26
         Product development and support                                          16               18
         Selling, general and administrative                                      25               26
                                                                       -------------    -------------
                  Total expenses                                                  89               90
                                                                       -------------    -------------
                  Operating income                                                11               10
         Other income, net                                                         1                0
                                                                       -------------    -------------
                Income before income taxes and cumulative
                effect of accounting change                                       12               10
         Provision for income taxes                                                5                4
                                                                       -------------    -------------
                Income before cumulative effect of accounting
                change                                                             7                6
         Cumulative effect of accounting change, net of tax                        0               (7)
                                                                       -------------    -------------
                 Net income (loss)                                                 7%              (1)%
                                                                       =============    =============

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

REVENUES

Total revenues increased 16% due to an increase in ASP hosting revenues, professional services revenues, and maintenance revenues, partially offset by a decrease in license revenues. ASP hosting revenues increased 48% due to the addition of several new customers. Professional services revenues increased 13% due to the expansion of this business and the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). Maintenance revenues increased 16% due to an expanding customer base. License revenues decreased 13% as a result of a lower volume of contracts in the three months ended October 31, 2001.

Backlog for the Company's products and services of approximately $46.8 million as of October 31, 2001, of which approximately $25.2 million is scheduled to be satisfied within one year, is primarily composed of recurring software license fees and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 to 60 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements of which some have cancellation provisions. ASP hosting agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 31% for the three months ended October 31, 2001 due primarily to increased personnel and computer costs associated with expanding the business. ASP hosting expense also increased as a result of approximately $236,000 of additional postage and supplies expense related to increased ASP hosting revenues. For the three months ended October 31, 2001 and 2000, ASP hosting expense represented 87% and 99% of ASP hosting revenues, respectively. The decrease in cost as a percentage of revenues is mainly due to greater efficiency in the ASP centers as the revenues increase. ASP hosting expense is expected to increase based on customer and market requirements.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense increased 12% due primarily to additional personnel costs as a result of expanding the department to accommodate increased revenue levels. For both the three month periods ended October 31, 2001 and 2000, professional services expense represented 81% of professional services revenues. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase both in North America and Europe.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three months ended October 31, 2001, product development and support expense increased 2%. The increase is related to additional personnel expenses for continued development and support efforts of the Company's products, offset by an increase in software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 11%. This is primarily due to additional personnel costs as the Company focuses on expanding the sales force. This increase was partially offset by the discontinuation of goodwill amortization in the three months ended October 31, 2001 due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which discontinues amortization of goodwill and indefinite lived assets.

OTHER INCOME, NET

Other income, net increased approximately $86,000 largely due to a gain on foreign exchange rate associated with the Company's European subsidiary for the three months ended October 31, 2001 as compared to a loss on foreign rate for the comparable prior year period. This increase was partially offset by a decrease in interest income.

PROVISION FOR INCOME TAXES

The effective tax rates for the three month periods ended October 31, 2001 and 2000 were approximately 39% and 44%, respectively. The decrease in the effective tax rate is related to the adoption of SFAS 142 for the three months ended October 31, 2001.

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Net income before cumulative effect of accounting change increased 50% for the three months ended October 31, 2001. This increase is primarily due to revenue growth with controlled expenses, increased efficiency in the ASP hosting centers, elimination of goodwill amortization and the decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, the Company's principal sources of liquidity consisted of cash of approximately $8.1 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the three months ended October 31, 2001 increased approximately $1.9 million due primarily to cash generated by operations, offset by the purchase of fixed assets, capitalized software development costs and purchase of treasury stock. Cash flows used in investing activities of approximately $650,000 were related to the purchase of fixed assets and approximately $874,000 related to costs associated with the development of capitalized software. Cash flows used in financing activities of approximately $1.1 million relate to the purchase of treasury stock. As of October 31, 2001, the Company had approximately 3,125,000 shares of treasury stock at an average per share cost of $4.29. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 4,450,000 shares of stock at an average purchase price of $4.46. The Company's board of directors believes the repurchase program is an appropriate means of increasing shareholder value. Accordingly, the board of directors previously authorized the Company to repurchase up to an aggregate of 5,000,000 shares of stock.

Working capital was approximately $11.0 million at October 31, 2001, compared with approximately $11.3 million at July 31, 2001.

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

The Company currently anticipates that existing cash and short-term investments and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company has performed an initial impairment analysis and determined that there is no impairment on the carrying value of goodwill.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the quarter ended October 31, 2001.

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

For the three months ended October 31, 2001, approximately 5% of the Company's revenues and operating expenses were denominated in British pounds. For the three months ended October 31, 2000, approximately 1% of the Company's revenues and 5% of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended October 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Docucorp International, Inc.
-----------------------------
      (Registrant)


/s/  Michael D. Andereck                                Date  December 17, 2001
-----------------------------                                 -----------------
President and Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)