Form 10-Q
period 2002-01-31
DOCUCORP INTERNATIONAL INC
filed 2002-03-18
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: January 31, 2002          Commission File Number: 00-1033864
                   ----------------                                  ----------

                          DOCUCORP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                           75-2690838
-------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)



      5910 North Central Expressway, Suite 800, Dallas, Texas    75206
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,388,052 shares outstanding as of March 1, 2002.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                JANUARY 31, 2002


                         Part I - Financial information

                                                                                                                 Page
                                                                                                                 ----
Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of January 31, 2002 and July 31, 2001                                      2

        Interim Consolidated Statements of Operations and Comprehensive                                           3
                Income for the three and six months ended January 31, 2002 and 2001

        Interim Consolidated Statements of Cash Flows for the six months
                ended January 31, 2002 and 2001                                                                   4

        Notes to Interim Consolidated Financial Statements                                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                               13

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                                      14

Item 6. Exhibits and Reports on Form 8-K                                                                         14

Signatures                                                                                                       15

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               January 31,    July 31,
                                                                  2002          2001
                                                               ----------    ----------

ASSETS
     Current assets:
         Cash and cash equivalents                             $    9,457    $    6,215
         Short-term investments                                     3,982         3,989
         Accounts receivable, net of allowance
              of $465 and $600, respectively                       16,581        16,949
         Other current assets                                       3,381         3,403
                                                               ----------    ----------
                  Total current assets                             33,401        30,556
     Fixed assets, net of accumulated depreciation
         of $9,822 and $8,545, respectively                         6,474         6,786
     Software, net of accumulated amortization
         of $14,929 and $13,635, respectively                       7,796         7,406
     Goodwill, net of accumulated amortization of $4,940            5,846         5,846
     Other assets                                                   1,136         1,190
                                                               ----------    ----------
                                                               $   54,653    $   51,784
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                      $    1,969    $    2,239
         Accrued liabilities                                        4,976         4,891
         Deferred revenue                                          12,742        11,223
         Income taxes payable                                       1,475           912
                                                               ----------    ----------
                  Total current liabilities                        21,162        19,265

     Other long-term liabilities                                    1,295         1,452

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                  0             0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                   166           166
         Additional paid-in capital                                43,681        43,899
         Treasury stock at cost, 3,154,997 and 2,825,299
               shares, respectively                               (13,680)      (12,333)
         Retained earnings (accumulated deficit)                    1,979          (705)
         Foreign currency translation adjustment                       50            40
                                                               ----------    ----------
                  Total stockholders' equity                       32,196        31,067
                                                               ----------    ----------
                                                               $   54,653    $   51,784
                                                               ==========    ==========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    Three months ended          Six months ended
                                                                        January 31,                January 31,
                                                                 ------------------------    -----------------------
                                                                    2002          2001          2002         2001
                                                                 ----------    ----------    ----------   ----------

REVENUES
         ASP hosting                                             $    5,323    $    3,329    $    9,873   $    6,394
         Professional services                                        5,094         5,077        10,400        9,773
         License                                                      3,034         2,443         5,686        5,486
         Maintenance and other recurring                              4,702         4,064         9,344        8,060
                                                                 ----------    ----------    ----------   ----------
                Total revenues                                       18,153        14,913        35,303       29,713
                                                                 ----------    ----------    ----------   ----------

EXPENSES
         ASP hosting                                                  4,365         3,265         8,318        6,288
         Professional services                                        4,199         3,934         8,483        7,754
         Product development and support                              2,979         2,628         5,691        5,288
         Selling, general and administrative                          4,204         3,816         8,508        7,686
                                                                 ----------    ----------    ----------   ----------
                Total expenses                                       15,747        13,643        31,000       27,016
                                                                 ----------    ----------    ----------   ----------
                Operating income                                      2,406         1,270         4,303        2,697
         Other income (expense), net                                    (97)          147            31          189
                                                                 ----------    ----------    ----------   ----------
                Income before income taxes and cumulative
                  effect of accounting change                         2,309         1,417         4,334        2,886
         Provision for income taxes                                     866           660         1,650        1,303
                                                                 ----------    ----------    ----------   ----------
                Income before cumulative effect of
                  accounting change                                   1,443           757         2,684        1,583
         Cumulative effect of accounting change, net of tax               0             0             0         (990)
                                                                 ----------    ----------    ----------   ----------
                Net income                                       $    1,443    $      757    $    2,684   $      593
                                                                 ==========    ==========    ==========   ==========

Other comprehensive income (loss):
         Foreign currency translation adjustment                         76           (50)           10           43
                                                                 ----------    ----------    ----------   ----------
                Comprehensive income, net of tax                 $    1,519    $      707    $    2,694   $      636
                                                                 ==========    ==========    ==========   ==========

Weighted average basic shares outstanding                            13,443        14,333        13,534       14,646
                                                                 ==========    ==========    ==========   ==========
Basic net income per share:
         Income before cumulative effect of
           accounting change                                     $     0.11    $     0.05    $     0.20   $     0.11
         Cumulative effect of accounting change                           0             0             0         (.07)
                                                                 ----------    ----------    ----------   ----------
                Basic net income per share                       $     0.11    $     0.05    $     0.20   $     0.04
                                                                 ==========    ==========    ==========   ==========

Weighted average diluted shares outstanding                          14,946        15,009        14,661       15,408
                                                                 ==========    ==========    ==========   ==========
Diluted net income per share:
         Income before cumulative effect of
           accounting change                                     $     0.10    $     0.05    $     0.18   $     0.10
         Cumulative effect of accounting change                           0             0             0         (.06)
                                                                 ----------    ----------    ----------   ----------
                Diluted net income per share                     $     0.10    $     0.05    $     0.18   $     0.04
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

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Six months ended
                                                                                   January 31,
                                                                               --------------------
                                                                                2002         2001
                                                                               --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $  2,684    $    593
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                             1,278       1,081
         Amortization of capitalized software                                     1,294       1,121
         Amortization of goodwill                                                     0         554
         Provision for doubtful accounts                                            364         362
         Other                                                                       12          10
         Cumulative effect of accounting change                                       0         990
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                26      (4,036)
           Decrease in other assets                                                  73         186
           Decrease in accounts payable                                            (270)       (285)
           Increase in accrued liabilities                                           53         534
           Increase in deferred revenue                                           1,524         791
           Increase in other liabilities                                            447       1,254
                                                                               --------    --------
                        Total adjustments                                         4,801       2,562
                                                                               --------    --------
                        Net cash provided by operating activities                 7,485       3,155
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                            (7,952)     (1,952)
   Sale of short-term investments                                                 7,959       5,832
   Purchase of fixed assets                                                        (969)     (1,488)
   Capitalized software development costs                                        (1,684)     (1,081)
                                                                               --------    --------
                        Net cash provided by (used in) investing activities      (2,646)      1,311
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                           48          13
   Purchase of treasury stock                                                    (1,708)     (3,808)
   Proceeds from stock issued under Employee Stock Purchase Plan                     83          65
                                                                               --------    --------
                       Net cash used in financing activities                     (1,577)     (3,730)
                                                                               --------    --------
Effect of exchange rates on cash flows                                              (20)        (30)
                                                                               --------    --------
Net increase in cash and cash equivalents                                         3,242         706
Cash and cash equivalents at beginning of period                                  6,215       4,739
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $  9,457    $  5,445
                                                                               ========    ========

      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its subsidiaries ("Docucorp" or the "Company") for the three and six month periods ended January 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2001. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                                   Three months ended     Six months ended
                                                       January 31,           January 31,
                                                   -------------------   -------------------
                                                     2002       2001       2002       2001
                                                   --------   --------   --------   --------

Shares used in computing basic
    net income per share                             13,443     14,333     13,534     14,646
Dilutive effect of stock options and warrants         1,503        676      1,127        762
                                                   --------   --------   --------   --------
Shares used in computing diluted
    net income per share                             14,946     15,009     14,661     15,408
                                                   ========   ========   ========   ========


Options to purchase approximately 3,000 and 2.1 million shares of Common Stock at average exercise prices of $5.91 and $4.13 per share at January 31, 2002 and 2001, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of August 1, 2001, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill of its reporting unit for impairment during the third quarter of each year starting in fiscal 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.


In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1,

2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the three or six months ended January 31, 2002.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The following table reflects the effect of SFAS 142 on net income before cumulative effect of accounting change and net income per share before cumulative effect of accounting change as if SFAS 142 had been in effect for all periods presented (in thousands except per share amounts):

                                                     Three months ended          Six months ended
                                                         January 31,               January 31,
                                                   -----------------------   -----------------------
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------

Net income before cumulative effect of
  accounting change                                $    1,443   $      757   $    2,684   $    1,583

Goodwill amortization, net of tax                           0          220            0          440
                                                   ----------   ----------   ----------   ----------

Adjusted net income before cumulative effect of
  accounting change                                $    1,443   $      977   $    2,684   $    2,023
                                                   ==========   ==========   ==========   ==========


Basic net income per share before
  cumulative effect of accounting change:

      Reported net income per share before
        cumulative effect of accounting            $     0.11   $     0.05   $     0.20   $     0.11
        change

      Goodwill amortization, net of tax                     0         0.02            0         0.03
                                                   ----------   ----------   ----------   ----------

      Adjusted net income per share before
        cumulative effect of accounting change     $     0.11   $     0.07   $     0.20   $     0.14
                                                   ==========   ==========   ==========   ==========


Diluted net income per share before
  cumulative effect of accounting change:

      Reported net income per share before
        cumulative effect of accounting change     $     0.10   $     0.05   $     0.18   $     0.10

      Goodwill amortization, net of tax                     0         0.01            0         0.03
                                                   ----------   ----------   ----------   ----------

      Adjusted net income per share before
       cumulative effect of accounting change      $     0.10   $     0.06   $     0.18   $     0.13
                                                   ==========   ==========   ==========   ==========

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

The Company's software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, direct mail correspondence, bills of lading and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production and electronic document archival. The Company currently has an installed base of more than 1,200 customers. More than half of the 200 largest United States insurance companies use the Company's software products and services, including the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                      Three months ended       Six months ended
                                                          January 31,             January 31,
                                                     --------------------    --------------------
                                                       2002        2001        2002         2001
                                                     --------    --------    --------    --------

Revenues
         ASP hosting                                       29%         22%         28%         22%
         Professional services                             28          34          30          33
         License                                           17          17          16          18
         Maintenance and other recurring                   26          27          26          27
                                                     --------    --------    --------    --------
                Total revenues                            100         100         100         100
                                                     --------    --------    --------    --------

Expenses
         ASP hosting                                       24          22          24          21
         Professional services                             23          27          24          27
         Product development and support                   17          17          16          17
         Selling, general and administrative               23          26          24          26
                                                     --------    --------    --------    --------
                Total expenses                             87          92          88          91
                                                     --------    --------    --------    --------
                Operating income                           13           8          12           9
         Other income, net                                  0           1           0           1
                                                     --------    --------    --------    --------
                Income before income taxes                 13           9          12          10
         Provision for income taxes                         5           4           4           5
                                                     --------    --------    --------    --------
                Net income                                  8%          5%          8%          5%
                                                     ========    ========    ========    ========

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001

REVENUES

Total revenues increased approximately 22% and 19% for the three and six months ended January 31, 2002, respectively, due to increases among all revenue streams. For the three and six months ended January 31, 2002, ASP hosting revenues increased 60% and 54%, respectively, due to the Company's focus on expanding this business and adding several new significant customers. For the three months ended January 31, 2002, professional services revenues remained substantially unchanged and increased 6% for the six months ended January 31, 2002. License revenues increased 24% and 4% for the three and six months ended January 31, 2002, respectively. The increased license revenues is primarily the result of a higher volume of contracts in the three and six months ended January 31, 2002. Maintenance revenues increased 16% for both the three and six months ended January 31, 2002 due to an expanding customer base.

Backlog for the Company's products and services of approximately $49.7 million as of January 31, 2002, of which approximately $22.9 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 to 60 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage, and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 34% and 32%, respectively, for the three and six months ended January 31, 2002 due to increased personnel, computer, postage and supplies expense associated with expanding this business. For the three months ended January 31, 2002 and 2001, ASP hosting expense represented 82% and 98% of ASP hosting revenues, respectively. For the six months ended January 31, 2002 and 2001, ASP hosting expense represented 84% and 98% of ASP hosting revenues, respectively. The decrease in cost as a percentage of revenues is mainly due to greater utilization of capacity in the ASP centers as the revenues increase. ASP hosting expense is expected to increase based on customer and market requirements.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education, and consulting services. Professional services expense increased 7% and 9% for the three and six months ended January 31, 2002, respectively, due primarily to increased personnel costs and travel expenses associated with the increased professional services revenues. For the three months ended January 31, 2002 and 2001, professional services expense represented 82% and 77% of professional services revenues, respectively. For the six months ended January 31, 2002 and 2001, professional services expense represented 82% and 79% of professional services revenues, respectively. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase in both North America and Europe.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support, and other product support costs. For the three and six months ended January 31, 2002, product development and support expense increase 13% and 8%, respectively. Both periods included increased personnel costs for continued development and support efforts, offset by an increase in software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 10% and 11% for the three and six months ended January 31, 2002, respectively. This increase is primarily due to additional sales and marketing personnel costs as the Company focuses on expanding its sales force. This increase was partially offset by the discontinuation of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which discontinues amortization of goodwill and indefinite lived assets.

OTHER INCOME, NET

Other income, net decreased approximately 166% and 84% for the three and six months ended January 31, 2002, respectively. This decrease is primarily the result of foreign exchange rate losses associated with the Company's European subsidiary and lower interest rates earned on invested funds.

PROVISION FOR INCOME TAXES

The effective tax rate for both the three and six months ended January 31, 2002 was approximately 38%. The effective tax rate for the three and six months ended January 31, 2001 was approximately 47% and 45%, respectively. The decrease in the effective tax rate is related to the adoption of SFAS 142 and the improved performance of the Company's European subsidiary.

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Net income before cumulative effect of accounting change increased approximately 91% and 69% for the three and six months ended January 31, 2002, respectively. This increase is primarily due to revenue growth with controlled expenses, increased utilization of capacity in the ASP hosting centers, improved European operations, elimination of goodwill amortization and the decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002, the Company's principal sources of liquidity consisted of cash of approximately $9.4 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the six months ended January 31, 2002 increased approximately $3.2 million. The increase in cash and cash equivalents is due to approximately $7.5 million cash generated from operations offset by approximately $2.7 million cash used in investing activities and $1.6 million cash used in financing activities. Cash flows used in investing activities were primarily related to the purchase of fixed assets and development of capitalized software. Cash flows used in financing activities primarily relates to the purchase of treasury stock under the Company's stock repurchase program. As of January 31, 2002, the Company had repurchased approximately 4,564,000 shares of its Common Stock at an average per share cost of $4.49. The Company's board of directors believes the repurchase program is an appropriate means of increasing shareholder value. Accordingly, the board of directors previously authorized the Company to repurchase up to an aggregate of 6,000,000 shares of stock.

Working capital was approximately $12.2 million at January 31, 2002, compared with approximately $11.3 million at July 31, 2001.

On January 31, 2002, the Company secured a $10.0 million revolving credit facility from Comerica Bank-Texas. The credit facility bears interest at the bank's prime rate less 100 basis points or libor rate of interest plus 150 basis points, and is collateralized by substantially all of the Company's assets. Under the credit facility, the Company is required to maintain certain financial covenants. As of January 31, 2002 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of August 1, 2001, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill of its reporting unit for impairment during the third quarter of each year starting in fiscal 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the three or six months ended January 31, 2002.

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

For both the three months ended January 31, 2002 and 2001, approximately 1% of the Company's revenues and 2% and 5%, respectively, of the Company's operating expenses were denominated in British pounds. For the six months ended January 31, 2002 and 2001, approximately 5% and 1%, respectively, of the Company's revenues and 4% and 5%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 11, 2001. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 26, 2001. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the plan from 2,500,000 to 3,150,000 shares and electing PricewaterhouseCoopers LLP as its independent auditors for the 2002 fiscal year. The number of votes cast for each item was as follows:

I.       Election of Directors

                                              For            Against        Withheld
                                           ----------      ----------     ------------

         Milledge A. Hart, III             12,892,055          3,900        383,903
         Michael D. Andereck               12,889,682          6,273        383,903
         Anshoo S. Gupta                   12,891,395          4,560        383,903
         John D. Loewenberg                12,892,035          3,920        383,903
         George F. Raymond                 12,891,935          4,020        383,903
         Arthur R. Spector                 12,892,135          3,820        383,903

II       Amendment to 1997 Equity Compensation Plan

                                           11,944,021      1,296,687         39,150

III      Election of PricewaterhouseCoopers LLP as Independent Auditors

                                           13,247,116         15,973         16,769

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits.

                  10. Credit Agreement between Docucorp International, Inc. and
                      Comerica Bank -- Texas


             (b)  Reports on Form 8-K.

                  No reports on Form 8-K have been filed by the Registrant during the three months ended January 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Docucorp International, Inc.
--------------------------------------
       (Registrant)


/s/  John H. Gray                                        Date  March 18, 2002
--------------------------------------                         --------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal
Financial Officer)

                               INDEX TO EXHIBITS

NUMBER                                DESCRIPTION
------                                -----------

  10. Credit Agreement between Docucorp International, Inc. and Comerica Bank -- Texas