Form 10-Q
period 2002-04-30
DOCUCORP INTERNATIONAL INC
filed 2002-06-14
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: April 30, 2002             Commission File Number: 00-1033864
                  ---------------                                     ----------


                          DOCUCORP INTERNATIONAL, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                             75-2690838
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)



          5910 North Central Expressway, Suite 800, Dallas, Texas 75206
--------------------------------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)


                                 (214) 891-6500
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,414,834 shares outstanding as of June 10, 2002.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                           QUARTERLY REPORT FORM 10-Q
                                 APRIL 30, 2002


                                                                                                   PAGE
                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001                        2

           Interim Consolidated Statements of Operations and Comprehensive                           3
                  Income for the three and nine months ended April 30, 2002 and 2001

           Interim Consolidated Statements of Cash Flows for the nine months
                  ended April 30, 2002 and 2001                                                      4

           Notes to Interim Consolidated Financial Statements                                        5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                     8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               15


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                          17

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             April 30,      July 31,
                                                                               2002           2001
                                                                           -----------     -----------
ASSETS
      Current assets:
           Cash and cash equivalents                                       $     8,648     $     6,215
           Short-term investments                                                3,973           3,989
           Accounts receivable, net of allowance
                of $506 and $600, respectively                                  17,602          16,949
           Other current assets                                                  3,617           3,403
                                                                           -----------     -----------
                     Total current assets                                       33,840          30,556
      Fixed assets, net of accumulated depreciation
           of $10,478 and $8,545, respectively                                   6,898           6,786
      Software, net of accumulated amortization
           of $15,596 and $13,635, respectively                                  8,092           7,406
      Goodwill, net of accumulated amortization of $4,940                        5,846           5,846
      Other assets                                                               1,086           1,190
                                                                           -----------     -----------
                                                                           $    55,762     $    51,784
                                                                           ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                $     1,485     $     2,239
           Accrued liabilities                                                   5,855           4,891
           Deferred revenue                                                     12,533          11,223
           Income taxes payable                                                  2,546             912
                                                                           -----------     -----------
                     Total current liabilities                                  22,419          19,265

      Other long-term liabilities                                                1,244           1,452

      Commitments and contingencies

      Stockholders' equity:
           Preferred stock, $.01 par value, 1,000,000 shares
                 authorized; none issued                                             0               0
           Common stock, $.01 par value, 50,000,000 shares
                 authorized; 16,593,849 shares issued                              166             166
           Additional paid-in capital                                           43,022          43,899
           Treasury stock at cost, 3,195,930 and 2,825,299
                 shares, respectively                                          (14,568)        (12,333)
           Retained earnings (accumulated deficit)                               3,529            (705)
           Foreign currency translation adjustment                                 (50)             40
                                                                           -----------     -----------
                     Total stockholders' equity                                 32,099          31,067
                                                                           -----------     -----------
                                                                           $    55,762     $    51,784
                                                                           ===========     ===========




      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             Three months ended          Nine months ended
                                                                                  April 30,                   April 30,
                                                                          -----------------------     -----------------------
                                                                            2002          2001          2002          2001
                                                                          ---------     ---------     ---------     ---------
REVENUES
           ASP hosting                                                    $   5,074     $   3,780     $  14,947     $  10,175
           Professional services                                              5,222         5,445        15,623        15,217
           License                                                            3,304         2,787         8,990         8,273
           Maintenance and other recurring                                    4,780         4,095        14,124        12,155
                                                                          ---------     ---------     ---------     ---------
                  Total revenues                                             18,380        16,107        53,684        45,820
                                                                          ---------     ---------     ---------     ---------

EXPENSES
           ASP hosting                                                        4,065         3,276        12,383         9,565
           Professional services                                              4,677         4,215        13,160        11,968
           Product development and support                                    2,857         2,660         8,549         7,948
           Selling, general and administrative                                4,374         4,001        12,882        11,688
                                                                          ---------     ---------     ---------     ---------
                  Total expenses                                             15,973        14,152        46,974        41,169
                                                                          ---------     ---------     ---------     ---------
                  Operating income                                            2,407         1,955         6,710         4,651
           Other income, net                                                    227            13           258           202
                                                                          ---------     ---------     ---------     ---------
                  Income before income taxes and cumulative effect of
                    accounting change                                         2,634         1,968         6,968         4,853
           Provision for income taxes                                         1,083         1,042         2,733         2,345
                                                                          ---------     ---------     ---------     ---------
                  Income before cumulative effect of accounting
                    change                                                    1,551           926         4,235         2,508
           Cumulative effect of accounting change, net of tax                     0             0             0          (990)
                                                                          ---------     ---------     ---------     ---------
                  Net income                                              $   1,551     $     926     $   4,235     $   1,518
                                                                          =========     =========     =========     =========

Other comprehensive income (loss):
           Foreign currency translation adjustment                             (100)           45           (90)           88
                                                                          ---------     ---------     ---------     ---------
                  Comprehensive income, net of tax                        $   1,451     $     971     $   4,145     $   1,606
                                                                          =========     =========     =========     =========

Weighted average basic shares outstanding                                    13,382        14,019        13,483        14,437
                                                                          =========     =========     =========     =========
Basic net income per share:
           Income before cumulative effect of
             accounting change                                            $    0.12     $    0.07     $    0.31     $    0.17
           Cumulative effect of accounting change                                 0             0             0          (.07)
                                                                          ---------     ---------     ---------     ---------
                  Basic net income per share                              $    0.12     $    0.07     $    0.31     $    0.11
                                                                          =========     =========     =========     =========

Weighted average diluted shares outstanding                                  14,996        14,663        14,773        15,160
                                                                          =========     =========     =========     =========
Diluted net income per share:
           Income before cumulative effect of
             accounting change                                            $    0.10     $    0.06     $    0.29     $    0.17
           Cumulative effect of accounting change                                 0             0             0          (.07)
                                                                          ---------     ---------     ---------     ---------
                  Diluted net income per share                            $    0.10     $    0.06     $    0.29     $    0.10
                                                                          =========     =========     =========     =========



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine months ended
                                                                                            April 30,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $    4,235      $    1,518
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation                                                                 1,932           1,649
           Amortization of capitalized software                                         1,961           1,737
           Amortization of goodwill                                                         0             831
           Provision for doubtful accounts                                                910             573
           Other                                                                           18              10
           Cumulative effect of accounting change                                           0             990
           Changes in assets and liabilities:
             Increase in accounts receivable                                           (1,505)         (5,458)
             Increase in other assets                                                    (103)           (118)
             Increase (decrease) in accounts payable                                     (755)             84
             Increase in accrued liabilities                                              920             710
             Increase in deferred revenue                                               1,304             750
             Increase in other liabilities                                              1,319           1,656
                                                                                   ----------      ----------
                        Total adjustments                                               6,001           3,414
                                                                                   ----------      ----------
                        Net cash provided by operating activities                      10,236           4,932
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                 (11,925)         (9,785)
   Sale of short-term investments                                                      11,941          13,587
   Purchase of fixed assets                                                            (2,036)         (1,890)
   Capitalized software development costs                                              (2,647)         (1,747)
                                                                                   ----------      ----------
                        Net cash provided by (used in) investing activities            (4,667)            165
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                561              19
   Purchase of treasury stock                                                          (3,775)         (4,255)
   Proceeds from stock issued under Employee Stock Purchase Plan                           83              65
                                                                                   ----------      ----------
                       Net cash used in financing activities                           (3,131)         (4,171)
                                                                                   ----------      ----------
Effect of exchange rates on cash flows                                                     (5)            (34)
                                                                                   ----------      ----------
Net increase in cash and cash equivalents                                               2,433             892
Cash and cash equivalents at beginning of period                                        6,215           4,739
                                                                                   ----------      ----------
Cash and cash equivalents at end of period                                         $    8,648      $    5,631
                                                                                   ==========      ==========


         See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its subsidiaries ("Docucorp" or the "Company") for the three and nine month periods ended April 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2001. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                                                           Three months ended            Nine months ended
                                                                April 30,                    April 30,
                                                       -------------------------     -------------------------
                                                          2002           2001           2002           2001
                                                       ----------     ----------     ----------     ----------
Shares used in computing basic
    net income per share                                   13,382         14,019         13,483         14,437
Dilutive effect of stock options and warrants               1,614            644          1,290            723
                                                       ----------     ----------     ----------     ----------
Shares used in computing diluted
    net income per share                                   14,996         14,663         14,773         15,160
                                                       ==========     ==========     ==========     ==========

At April 30, 2002, there were no anti-dilutive options to purchase Common Stock. At April 30, 2001, options to purchase approximately 2.1 million shares of Common Stock at an average exercise price of $4.13 per share, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets which have indefinite useful lives not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company completed its initial, transitional goodwill impairment analysis under SFAS 142 as of August 1, 2001, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill of its reporting unit for impairment during the third quarter of each year starting in fiscal 2002. Accordingly, the Company completed its annual goodwill impairment analysis as of April 30, 2002, and determined that no goodwill impairment exists. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the three or nine months ended April 30, 2002.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The following table reflects the effect of SFAS 142 on income before cumulative effect of accounting change and income per share before cumulative effect of accounting change as if SFAS 142 had been in effect for all periods presented (in thousands except per share amounts):

                                                                Three months ended             Nine months ended
                                                                     April 30,                    April 30,
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ----------     ----------     ----------     ----------
Income before cumulative effect of
  accounting change                                         $    1,551     $      926     $    4,235     $    2,508

Goodwill amortization, net of tax                                    0            220              0            660
                                                            ----------     ----------     ----------     ----------
Adjusted income before cumulative
  effect of accounting change                               $    1,551     $    1,146     $    4,235     $    3,168
                                                            ==========     ==========     ==========     ==========

Basic net income per share:

      Reported income per share before cumulative
        effect of accounting change                         $     0.12     $     0.07     $     0.31     $     0.17

      Goodwill amortization, net of tax                              0           0.02              0           0.05
                                                            ----------     ----------     ----------     ----------
      Adjusted income per share before cumulative
        effect of accounting change                         $     0.12     $     0.09     $     0.31     $     0.22
                                                            ==========     ==========     ==========     ==========

Diluted net income per share:

      Reported income per share before cumulative
        effect of accounting change                         $     0.10     $     0.06     $     0.29     $     0.17

      Goodwill amortization, net of tax                              0           0.02              0           0.04
                                                            ----------     ----------     ----------     ----------
      Adjusted income per share before cumulative
        effect of accounting change                         $     0.10     $     0.08     $     0.29     $     0.21
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The Company bases its estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an on-going basis. Actual results may differ from previously estimated amounts under different assumptions or conditions.

The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its unaudited interim consolidated financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Software licensed with post-contract customer support includes rights to upgrades, when and if available, a limited period of telephone support, updates and bug fixes. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the purchaser. Revenue allocated to maintenance and support is recognized ratably over the term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

Revenue derived from the development and installation of software packages under long-term contracts is recognized on a percentage of completion basis measured by the relationship of hours worked to total estimated contract hours. The Company follows this method since reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Revenue related to professional services, such as training and consulting, and ASP hosting is generally recognized as the services are performed. Revenue and incremental direct costs related to professional services implementation associated with the Company's ASP hosting operations is deferred during the implementation phase and subsequently recognized over the term of the ASP hosting agreement.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of the customers, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Software Development Costs

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or with Statement of position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

Valuation of long-lived and intangible assets and goodwill

The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill, and other intangible assets, whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived assets, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future.

Deferred Taxes and Valuation Allowance

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax assets valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

Translation of Foreign Currency

The Company translates the financial statements of its foreign subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency transaction gains and losses are recognized in income as incurred.

The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires adjustments to be accumulated in stockholders' equity as part of other comprehensive income. Currently, the Company does not engage in foreign currency hedging activities.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                         Three months ended          Nine months ended
                                                               April 30,                  April 30,
                                                       ----------------------      ----------------------
                                                         2002          2001          2002          2001
                                                       --------      --------      --------      --------
Revenues
           ASP hosting                                       28%           24%           28%           22%
           Professional services                             28            34            29            33
           License                                           18            17            17            18
           Maintenance and other recurring                   26            25            26            27
                                                       --------      --------      --------      --------
                  Total revenues                            100           100           100           100
                                                       --------      --------      --------      --------
Expenses
           ASP hosting                                       22            20            23            21
           Professional services                             25            26            25            26
           Product development and support                   16            17            16            17
           Selling, general and administrative               24            25            24            26
                                                       --------      --------      --------      --------
                  Total expenses                             87            88            88            90
                                                       --------      --------      --------      --------
                  Operating income                           13            12            12            10
           Other income, net                                  1             0             0             0
                                                       --------      --------      --------      --------
                  Income before income taxes                 14            12            12            10
           Provision for income taxes                         6             6             5             5
                                                       --------      --------      --------      --------
                  Net income                                  8%            6%            7%            5%
                                                       ========      ========      ========      ========

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001

REVENUES

Total revenues increased approximately 17% for the nine months ended April 30, 2002, due to increases among all revenue streams. Total revenues increased 14% for the three months ended April 30, 2002, due to increases in ASP hosting revenues, license revenues and maintenance revenues, partially offset by a decrease in professional services revenues. For the three and nine months ended April 30, 2002, ASP hosting revenues increased 34% and 47%, respectively, due to the Company's focus on expanding this business and adding several new significant customers. For the three months ended April 30, 2002, professional services revenues decreased 4% and increased 2% for the nine months ended April 30, 2002. License revenues increased 19% and 9% for the three and nine months ended April 30, 2002, respectively. The increased license revenues are primarily the result of a higher volume of contracts in the three and nine months ended April 30, 2002. Maintenance revenues increased 16% for the three and nine months ended April 30, 2002 due to an expanding customer base.

Backlog for the Company's products and services of approximately $47.8 million as of April 30, 2002, of which approximately $21.5 million is scheduled to be satisfied within one year, is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services, and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Annual maintenance contracts may generally be terminated upon 30 to 60 days notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting services agreements generally provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility-related costs, postage and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 24% and 29%, respectively, for the three and nine months ended April 30, 2002 due to increased personnel, computer, postage and supplies expense associated with expanding this business. For the three months ended April 30, 2002 and 2001, ASP hosting expense represented 80% and 86% of ASP hosting revenues, respectively. For the nine months ended April 30, 2002 and 2001, ASP hosting expense represented 83% and 94% of ASP hosting revenues, respectively. The decrease in cost as a percentage of revenues is mainly due to greater utilization of capacity in the ASP centers as the revenues increase. ASP hosting expense is expected to increase based on customer and market requirements.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education and consulting services. Professional services expense increased 11% and 10% for the three and nine months ended April 30, 2002, respectively, due primarily to increased personnel costs and travel expenses. For the three months ended April 30, 2002 and 2001, professional services expense represented 90% and 77% of professional services revenues, respectively. For the nine months ended April 30, 2002 and 2001, professional services expense represented 84% and 79% of professional services revenues, respectively. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities expand in both North America and Europe.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support and other product support costs. For the three and nine months ended April 30, 2002, product development and support expense increased 7% and 8%, respectively. Both periods had increased personnel costs for continued development and support efforts, offset by an increase in software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of systems for use in industries such as utilities and financial services, development of new software products, and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 9% and 10% for the three and nine months ended April 30, 2002, respectively. This increase is primarily due to additional sales and marketing personnel costs as the Company focuses on expanding its sales force. This increase was partially offset by the discontinuation of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which discontinues amortization of goodwill and indefinite lived assets.

OTHER INCOME, NET

Other income, net increased approximately $214,000 and $56,000 for the three and nine months ended April 30, 2002, respectively. This increase is primarily the result of foreign exchange rate gains associated with the Company's European subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and nine months ended April 30, 2002 was approximately 41% and 39%, respectively. The effective tax rate for the three and nine months ended April 30, 2001 was approximately 53% and 48%, respectively. The decrease in the effective tax rate is related to the adoption of SFAS 142 and improved performance of the Company's European subsidiary.

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Net income before cumulative effect of accounting change increased approximately 67% and 69% for the three and nine months ended April 30, 2002, respectively. This increase is primarily due to revenue growth with controlled expenses, increased utilization of capacity in the ASP hosting centers, improved European operations, elimination of goodwill amortization and the decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002, the Company's principal sources of liquidity consisted of cash of approximately $8.6 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the nine months ended April 30, 2002 increased approximately $2.4 million. The increase in cash and cash equivalents is due to approximately $10.2 million cash generated from operations offset by approximately $4.7 million cash used in investing activities and $3.1 million cash used in financing activities. Cash flows used in investing activities were primarily related to the purchase of fixed assets and development of capitalized software. Cash flows used in financing activities primarily relates to the purchase of treasury stock under the Company's stock repurchase program. As of April 30, 2002, the Company had repurchased approximately 4,875,000 shares of its Common Stock at an average per share cost of $4.63 since inception of the repurchase program in September 1998. The Company's board of directors believes the repurchase program is an appropriate means of increasing shareholder value. Accordingly, the board of directors has authorized the Company to repurchase up to an aggregate of 6,000,000 shares of Common Stock.

Working capital was approximately $11.4 million at April 30, 2002, compared with approximately $11.3 million at July 31, 2001.

On January 31, 2002, the Company secured a $10.0 million revolving credit facility from Comerica Bank-Texas. The credit facility bears interest at the bank's prime rate less 100 basis points or libor rate of interest plus 150 basis points, and is collateralized by substantially all of the Company's assets. Under the credit facility, the Company is required to maintain certain financial covenants. As of April 30, 2002 there were no borrowings under this credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001, and earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 requires that goodwill and intangible assets, which have indefinite useful lives, not be amortized but rather tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company adopted SFAS 142 as of August 1, 2001. The Company completed its initial, transitional goodwill impairment analysis under SFAS 142 as of August 1, 2001, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill of its reporting unit for impairment during the third quarter of each year starting in fiscal 2002. Accordingly, the Company completed its annual goodwill impairment analysis as of April 30, 2002, and determined that no goodwill impairment exists. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 as of August 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements for the three or nine months ended April 30, 2002.

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

For the three months ended April 30, 2002 and 2001, approximately 6% and 1% of the Company's revenues and 5% and 4%, respectively, of the Company's operating expenses were denominated in British pounds. For the nine months ended April 30, 2002 and 2001, approximately 6% and 1%, respectively, of the Company's revenues and 6% and 5%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its international operations.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K.

             No reports on Form 8-K have been filed by the Registrant during the three months ended April 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Docucorp International, Inc.
---------------------------------------
  (Registrant)


/s/ John H. Gray                                           Date   June 14, 2002
---------------------------------------                           -------------
Senior Vice President, Finance
(Duly Authorized Officer and Principal
Financial Officer)