Form 10-K
period 2002-07-31
DOCUCORP INTERNATIONAL INC
filed 2002-10-29
CIK 1033864

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended July 31, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transitional period from ------------  to ------------ .

                      Commission File Number: 00-1033864

                         Docucorp International, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                   75-2690838
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

         5910 North Central Expressway, Suite 800, Dallas, Texas 75206
              (Address of principal executive offices)        (Zip Code)

       Registrant'stelephone number, including area code: (214) 891-6500

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 8, 2002, there were 13,533,801 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $83,600,100 based upon the closing price of $8.75 per share on October 8, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2002 are incorporated by reference in Items 7 and 8 of Part II of this report.

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.
--------------------------------------------------------------------------------
================================================================================

                         Docucorp International, Inc.
                               Table of Contents
                                   Form 10-K
                                 July 31, 2002

Part I.
Item 1.   Business .................................................................................   2
Item 2.   Properties ...............................................................................  13
Item 3.   Legal Proceedings ........................................................................  13
Item 4.   Submission of Matters to a Vote of Security Holders ......................................  13
Part II.
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ....................  14
Item 6.   Selected Consolidated Financial Data .....................................................  15
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....  16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...............................  16
Item 8.   Financial Statements and Supplementary Data ..............................................  16
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  16
Part III.
Item 10.  Directors and Executive Officers of the Registrant .......................................  17
Item 11.  Executive Compensation ...................................................................  17
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matter ...............................................................  17
Item 13.  Certain Relationships and Related Transactions ...........................................  17
Part IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  18
Signatures .......................................................................................    19
Index to Exhibits ................................................................................    24

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

     Docucorp software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to automate applications that require high-volume acquisition, management, personalization and presentation of information such as insurance policies, utility statements, bank and mutual fund statements, invoices, call center correspondence and electronic bill presentment and payment ("EBPP"). The Company's ASP offerings include customer statement and bill generation, EBPP, insurance policy production and electronic document archival. The Company currently has an installed base of more than 1,200 customers. The Company believes it is the leading provider of solutions that acquire, manage, personalize and present information for the insurance industry including such customers as Prudential Insurance Company of America, Aon Service Corporation and American International Group (AIG). More than half of the 200 largest United States insurance companies use the Company's software products and services, including the 10 largest life and health insurance companies and nine of the ten largest property and casualty insurance companies. The Company believes it has also become a leading provider of software solutions and services for companies in the utilities industry. Key utilities customers include Orcom, Southern Company Services, Inc. and Toronto Hydro-Electric System Limited. The Company also has customers in the financial services, higher education, telecommunications and transportation industries, including American Express Services Europe Limited, The University of Texas, Nortel Northern Telecom, Inc. and Yellow Services, Inc.

Industry Background

     Certain trends have accelerated the need for automating the process of acquiring, managing, personalizing and presenting information. Deregulation of industries such as insurance, utilities and financial services has resulted in increased competition and caused participants in such industries to focus more closely on customer service. This has increased the demand to create one-to-one documents personalized to each customer with more visual appeal. Rapid technological advances such as client/server architecture and the Internet, adoption of Microsoft's WindowsNT, Active-X and ODBC, emergence of Sun Microsystems' Solaris and Java, and the evolving XML standard have expanded the benefits that businesses can derive from document automation. Additionally, the emergence of call centers has increased the demand for access to and automation of customer communications. As a result, an increasing number of companies are employing innovative comprehensive information presentment processes.

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

     Companies today need the right information, at the right time, in the right place. Information is critical to corporations as they endeavor to increase revenue, improve customer service and reduce costs. Companies can increase revenue by leveraging information through personalizing and producing high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Personalization and presentation of information enables companies to provide better customer service by:

     o Presenting information in print and over the Internet in more attractive, easier to read formats,

     o increasing accuracy,

     o minimizing the time it takes to produce and deliver information and

     o providing customer service personnel with immediate access to electronically archived information.

     At the same time, automating the process of acquiring, managing, personalizing and presenting information reduces the cost of personnel, printing and storage.

     The current difficult economic environment has resulted in customers and prospects focusing on Return On Investment ("ROI"). Few companies are buying software or services unless ROI can be proven. Docucorp has successfully demonstrated ROI on its solutions, thus allowing it to succeed in this difficult economy.

Growth Strategy

     The Company's strategy for growth consists of the following:

Leveraging Existing Customer Relationships

     The Company has an installed base of more than 1,200 customers. Existing customers expanding or upgrading their information solutions create a market for additional products and services from the Company. The majority of Docucorp revenues are generated from existing customers.

Entering New Vertical Markets

     The Company believes it is the leading provider of solutions that acquire, manage, personalize and present information for the insurance industry and has become a leader in the utilities industry. The Company launched an expansion effort in the financial services industry. Revenues from the financial services industry represented approximately 10% of the Company's business in fiscal 2002. The financial services industry, like insurance and utilities, has an increasing need for individualized information to be produced and presented in large volumes in order to communicate effectively with their customers.

Expanding Internationally

     Approximately 6% of the Company's revenues came from customers outside of North America in fiscal 2002. Docucorp plans to expand its Europe, Middle East and Africa, ("EMEA"), customer base primarily through direct sales and by cultivating and expanding its European distribution alliances. During fiscal 2002, the Company increased the number of EMEA sales and services personnel by more than 100% and increased EMEA revenues by more than 300%. Docucorp intends to continue increasing the number of sales and services professionals domiciled in Europe as international revenues grow.

Developing and Enhancing New Technologies

     The Company's product development efforts are focused on developing new products as well as enhancing and broadening its current software product offerings. New Docucorp products and solutions will continue to emphasize state-of-the-art technologies including XML, SOAP, LINUX, Java and Microsoft.Net for Internet-enablement and information exchange. During the fiscal year, the Company continued to expand its family of e-Solution software products that speed business applications to the Internet, by enabling everything from filling out forms and publishing documents online to managing and viewing documents via the Internet. During fiscal 2003, the Company's product development efforts will include development of new functionality, integration of existing products to provide information exchange through the Internet and further development and packaging of applications for use in vertical industries such as utilities and financial services.

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

Expanding ASP Hosting Business

     The Company adopted an ASP business model in fiscal 2000 which provides hosted software applications on a per transaction basis. The Company's ASP offering allows customers to off-load applications and free-up resources to concentrate on their core competencies and strategic projects. The ASP business model provides the Company with a rapidly growing source of recurring revenues. ASP revenues increased 39% in fiscal 2002. The Company has two ASP hosting centers in the United States to meet the demands for capacity as well as offer off-site backup and disaster recovery capabilities to its customers. The Company anticipates that ASP hosting services, both in print and delivery over the Internet, will be the fastest growing area of its business.

Docucorp Solutions

     Docucorp focuses on providing enterprise-wide solutions that acquire, manage, personalize and present information. Customers can purchase these solutions by either licensing Docucorp software for installation in-house or by accessing the solutions through Docucorp's ASP centers on a per transaction basis. The Company markets solutions primarily to three vertical markets: insurance, financial services and utilities. Set forth below is a list of representative solutions that the Company provides to each of the vertical markets that it serves:

Insurance Solutions

     Insurance Policy Production -- Docucorp enables its clients to create, publish, distribute and archive high volumes of personalized insurance policies, quotes, endorsements, cancellations and renewals.

     Correspondence -- Using Docucorp solutions, insurance representatives can electronically access policies and other critical data to verify coverage and automate and personalize subsequent document packages and correspondence.

     Internet Viewing and Entry -- Docucorp solutions enable insurance agents, customer service representatives or policyholders to access (and enter) data for policies, claims forms, applications, invoices, correspondence or other key documents via the Internet.

     Electronic Bill Presentment & Payment -- Docucorp solutions provide policyholders the ability to view premium notices and pay premiums online.

Financial Services Solutions

     Wealth Management -- Docucorp solutions enable financial advisors and customers to electronically access client data from multiple accounts for review and analysis, while automating and personalizing subsequent consolidated customer statements and correspondence.

     Information Acquisition -- Docucorp solutions enable financial institutions to transform data (structured or unstructured) from multiple sources for delivery from/to any type of system, thereby facilitating the ability to provide aggregated review and management of consumer accounts.

     Information Aggregation -- Docucorp solutions aggregate data from disparate processing systems into a consolidated asset management statement.

     End to End Statements -- Consolidated, easy-to-read, easy-to-understand, personalized customer statements that once took hours to create can now be produced in minutes from multiple sources of data using Docucorp's information automation solutions.

Utilities Solutions

     Bill Print -- With Docucorp solutions, utility companies can cross-market and consolidate billing for multiple services such as gas, electricity, cable TV, security and Internet.

     Bills2Go -- A turnkey outsourced billing solution designed around an established set of standard billing templates, enables small to medium size utility companies to produce personalized consolidated bills at an affordable rate.

     Electronic Bill Presentment & Payment -- Docucorp solutions allow our clients to give their customers the ability to view and pay their bills online.


Docucorp Software Products

     The Company offers its enterprise-wide information solutions through a portfolio of scalable, high-performance software products that address each phase of the enterprise-wide information process of acquiring, managing, personalizing and presenting information. The Company's philosophy of open architecture and support of industry standards enables its customers to select software and hardware from other leading vendors and integrate them with Docucorp products. Software licenses accounted for approximately 17%, 18% and 14% of the Company's total revenues in Fiscal 2002, 2001 and 2000, respectively. The Company's product lines have been organized into the following four primary categories.

Acquiring Information

     Docucreate products create forms that can be used over and over in high-volume environments. These software products include editors that create forms and insert fields for run-time variable data insertion. They also produce device-independent data streams that can be printed, archived and distributed over intranets and the Internet. License revenues from the Company's Docucreate software products accounted for approximately 10% of the Company's total license revenues for both 2002 and 2001, and 14% for 2000. Specific products include:

     Docucreate Workstation -- A Microsoft Windows-based product that includes a WYSIWYG forms editor, field editors and print drivers necessary to create and edit both static and dynamic forms that can be output in Xerox Metacode, IBM AFP and other print data streams.

     Docucreate SC (Kofax) -- A Microsoft Windows-based server product that enables document capture by a Kofax Accent scanner.

     Docucreate IC -- A server product available for Microsoft NT, AIX and IBM MVS platforms that enables graphic images created by a personal computer or captured by scanner or fax to be incorporated within documents to be printed on high-speed Xerox and IBM printers, or published to digital formats over intranets and the Internet.

Managing Information

     Documanage software delivers full document management and archival to information-intensive companies. License revenues from the Company's software products that manage and archive information accounted for approximately 16%, 15% and 28% of the Company's total license revenues in fiscal 2002, 2001 and 2000, respectively. Specific products include:

     Documanage Workstation -- A Microsoft Windows-based viewer that retrieves indexed documents from the Documanage server and other repositories for viewing, annotating and routing with viewer support of over 200 image and print stream formats.

     Documanage Server -- Documanage server automatically indexes and stores various print data streams and imaging system formats and performs document management, including check-in/check-out, automated version control, multi-tier security and annotations. The Documanage Server product runs under Microsoft NT, AIX and mainframe MVS, and accepts hundreds of image formats, as well as IBM AFP, Xerox Metacode, Docucorp DCD and line printer data streams.

Personalizing Information

     Documaker is an efficient, high-volume production publisher for personalizing and presenting information. Documaker performs data merging, content assembly and business rules creation to automate enterprise-wide production of applications such as insurance policies and customer statements. It provides device-independent technologies that enable individualized printing, archiving and delivery via networks and the Web. License revenues from the Company's software products that personalize information accounted for approximately 45%, 55% and 50% of the Company's total license revenues in fiscal 2002, 2001 and 2000, respectively. Specific products include:

     Documaker Workstation -- A Microsoft Windows-based application that enables device-independent document production, including automated and dynamic forms fill, data editing, and WYSIWYG viewing of documents.

     Documaker -- A server-based product for customized, business rule-intensive publishing applications that require unique documents, such as customer correspondence, flexible bills and statements. Documaker runs under Microsoft NT, AIX and mainframe MVS.

     Docuflex -- An easy-to-use, powerful publishing engine ideal for dynamically composing highly personalized booklets, catalogs, contracts and statements. Docuflex runs under Microsoft NT.

     Documaker FP -- A server-based product that personalizes and presents information repeatedly using the same forms in various combinations, such as insurance policies. Documaker FP runs under Microsoft NT, AIX and mainframe MVS.

     PPS -- A Microsoft Windows-based insurance policy software product targeted for insurance agents.

Internet and Internet-Enabling

     With our family of e-Solution software products, Docucorp can help companies speed business applications to the Internet, web-enabling anything from forms fill and publishing to managing and viewing documents. Solutions are platform-independent and fully scalable. License revenues from the Company's Internet software products accounted for approximately 23%, 14% and 7% of the Company's total license revenues in fiscal 2002, 2001 and 2000, respectively. Specific products include:

     Docupresentment -- A software product that bridges the gap between Internet browsers and legacy systems by enabling the viewing of documents in a variety of Internet formats, including PDF, HTML and XML.

     Electronic Bill Presentment & Payment -- A software product that allows companies to deliver and present bills to their customers and collect payments over the Internet.

     iEntry -- A software product that allows users to select and complete forms online, creating personalized documents.

     iPPS -- A software product that enables insurance companies and their agents to assemble policies and view information via the Internet.

Professional Services

     The Company offers a broad range of professional services related to acquiring, managing, personalizing and presenting information. At July 31, 2002, the Company employed approximately 150 professional service personnel, which represents one of the largest services organizations in the industry. The Company's professional services personnel have experience across many vertical industries and types of information solutions.

     A majority of the Company's professional services consulting revenues are derived from implementation and integration of the Company's software products. The Company also derives professional services revenues from consulting, training, on-site support and electronic document library development. The Company's professional services group works with clients to develop and define enterprise information strategies to meet specific business needs. Training classes are available to assist clients with implementing and using applications. Training offerings are available in standardized and customized formats. A majority of the Company's consulting services are related to Docucorp solutions that personalize information. Consulting services accounted for approximately 29%, 33% and 37% of the Company's total revenues in fiscal 2002, 2001 and 2000, respectively.

ASP Hosting

     The Company offers ASP hosting which utilizes the Company's software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The Company operates ASP hosting centers in Atlanta and Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, bundle the output for bulk mailings and host Internet bill presentation and payment. ASP hosting accounted for approximately 28%, 23% and 19% of the Company's total revenues in fiscal 2002, 2001 and 2000, respectively.

Product Development

     The Company has made and expects to continue to make substantial investments in research and product development. During the fiscal year, the Company's product development efforts focused on the development of new Internet functionality, integration of web capablitites into existing products and further development of new applications for the utilities and financial services markets

     In January 2002, the Company announced the release of Docuflex, a software product targeted for the utilities and financial services industries. Docuflex is a flexible publishing engine capable of delivering extremely large numbers of complex, personalized documents for both Internet and print. With a WYSIWYG graphical user interface that displays the impact of changes on screen as they are made, Docuflex enables users to quickly deliver dynamic, data-rich, personalized enterprise information.

     Additionally, in January 2002, Docucorp acquired the exclusive rights for a standards-based insurance transaction processing data model from Thazar Solutions Corporation. Thazar Solutions is a leading provider of business intelligence solutions and analytic applications for the property and casualty insurance industry. This data model extends Docucorp's e-solutions package for the insurance marketplace by offering a standard model for the exchange of information between agents and carriers.

     The Company has committed substantial resources to product development. As of July 31, 2002, the Company employed approximately 125 technical personnel engaged in research, product development and customer support activities. The product development process is a cooperative effort between customers and the Company. Early review of functionality specifications, prototypes and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. Docucorp has a formal planning process for new software products as well as software upgrades and maintenance releases to maximize product quality, timeliness of releases and meeting or exceeding customer expectations. In fiscal 2002, 2001 and 2000, the Company's software development expenditures were approximately $11.0 million, $9.1 million and $8.1 million, respectively.

Sales and Marketing

General

     The Company markets its products through various distribution channels including direct sales, marketing alliances and distributors. Its sales resources are organized based upon vertical industry markets. At July 31, 2002, the Company employed approximately 50 direct sales and sales support representatives who operate primarily from Dallas, Atlanta and London. Sales representatives are compensated principally on a commission basis.

     The Company markets its products and services primarily through a direct sales force. Distributor relationships are established in the United States, Canada, Europe, South Africa and Asia.

     The Company intends to increase its distribution channels through marketing, sales and distribution and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Xerox, Microsoft, Hewlett Packard, ACORD, CSC, FileNET Corporation, SCT Utility Systems, ORCOM Solutions, Sanchez Data Systems, Inc., CheckFree and BillMatrix. These relationships provide sales leads for the Company's solutions or provide access to certain technological information and resources.

     The Company's software products are generally licensed on a perpetual basis for an up-front fee. Initial license fees typically range from $100,000 to $400,000. Most customers also enter into maintenance agreements with the Company, which typically provide for annual maintenance fees ranging from 18% to 30% of current license fees depending upon the customer group and size of the license fee. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions and use of the Company's "Hotline" providing technical assistance to the software user. The Company generally charges customers for consulting services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. ASP hosting services are charged primarily on a transaction fee basis.

Customers

     The Company generally markets to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of the Company's revenues are generated from the insurance industry. Approximately 64% of the Company's total revenues for the year ended July 31, 2002 were derived from the insurance industry. Over half of the 200 largest United States insurance companies use the Company's products and services, including the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. The Company believes it has the largest installed customer base for insurance policy production in the insurance industry. Approximately 21% of the Company's total revenues for the year ended July 31, 2002 were derived from the utilities industry and 10% were derived from the financial services industry. The Company also has an installed base of customers in the higher education, telecommunications, transportation and government markets.

     Set forth below is a representative list of customers of the Company in the various industries in which the Company markets its products and services:

     Insurance

     Prudential Insurance Company of America
     American International Group (AIG)
     Aon Service Corporation
     Aegon USA Companies
     MetLife Investors Group

     Utilities

     Southern Company Services, Inc.
     Toronto Hydro-Electric System Limited
     COBB Electric Membership Corporation
     Vectren Utilities Holdings, Inc.

     Financial Services

     Royal Bank of Canada
     ABN-AMRO Bank N.V.
     Halifax Cetelem Credit Ltd

     Higher Education

     The University of Texas
     San Francisco State University

     Transportation

     Yellow Services, Inc.
     Wisconsin Department of Transportation

Competition

     The market for acquiring, managing, personalizing and presenting information is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than the Company. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Document Sciences Corporation, Group 1 Software, Inc., ISIS Information Systems, InSystems Technologies, Inc., Metavante and Mobius Management Systems, Inc. and (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, KPT, Inc. and Output Technology Solutions. The Company believes that the principal competitive factors in the information solutions software market are product performance and functionality, ease of use, multi-platform offerings, product and company reputation, quality of customer support and service and price. The degree of competition varies significantly with the solution being offered and by vertical market.

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

Intellectual Property, Trademarks and Proprietary Rights

     The Company relies primarily on a combination of copyright, distribution software license agreements, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to safeguard its software products. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of the Company's products or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trademark and copyright protections are not material to the Company's success.

     The Company's software products are licensed to end-users on a "right to use" basis pursuant to license agreements. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Generally, the Company distributes its software in object format only and does not provide access to the underlying source code.

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. Third parties may assert infringement claims against the Company in the future with respect to current or future products, and in this event could require the Company to enter into royalty arrangements or result in costly litigation.

     The Company also relies on certain software that it licenses from third-parties, including software that is integrated with internally developed software and used in its products to perform key functions. These third-party software licenses may not continue to be available to the Company on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain and enhance, any of such software could result in increased costs, delays or reductions in product shipments until equivalent software could be developed or licensed and integrated.

Employees

     As of July 31, 2002, the Company had approximately 425 employees, of which approximately 150 were engaged in professional services, 125 in product development and customer support, 70 in ASP hosting, 50 in sales and marketing and 30 in finance, administration, human resources and internal computer systems support. The Company believes its future success will depend, in part, on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are strong.

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

Risk Factors

Social, Political and Economic Risks

     Acts of terrorism have caused major instability in the U. S. and other financial markets. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact the Company's financial condition and results of operations. Our business is subject to general economic conditions and fluctuation in corporate spending. Any adverse effect on the economy, depending on the magnitude, could have a material adverse effect on the Company's results of operations. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

International Expansion

     The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational, and financial infrastructure. The Company has only limited experience in establishing and managing international operations, and our EMEA operations have not been profitable to date. We cannot be certain that our operations in other countries will produce desired levels of revenues or profitability. International expansion may negatively effect the Company's operating results because of numerous factors; including difficulties in staffing and managing foreign operations, potential losses from foreign currency fluctuations, seasonal reductions in business activity in Europe, increased financial accounting and reporting burdens, potential adverse tax consequences, compliance with a wide variety of complex foreign laws and treaties, reduced protection for intellectual property rights in some countries and potential language-specific requirements for software.

Significant Revenues from Two Industries

     Approximately 64% and 67% of the Company's total revenues for the year ended July 31, 2002 and 2001, respectively, were derived from the insurance industry. Approximately 21% and 22% of the Company's total revenues for the year ended July 31, 2002 and 2001, respectively, were derived from the utilities industry. The Company's continued financial performance and its future growth will depend upon its ability to continue to market its products successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. The Company expanded into the financial service industry in fiscal 2000, and plans to expand into additional vertical markets in the future. This will require the Company to make substantial product development and distribution channel investments. There can be no assurance that the Company will be able to continue marketing its products successfully in the insurance and utilities industries or will be able to successfully introduce new or existing products into the financial service industries or other vertical markets.

Acquisitions

     The Company may make acquisitions in the future. Acquisitions may be difficult to integrate into the Company's business and would consume significant management and financial resources. There is no assurance that any acquisition will be successful or generate satisfactory returns on investments. Future acquisitions may also involve large one-time write offs, amortization expenses related to intangible assets, and impairment expenses related to goodwill.

Technological Advances

     The information solutions industry has experienced and will continue to experience rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Development in both software technology and hardware capability will require the Company to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's new products or product enhancements intended to respond to technological change or evolving customer requirements will achieve acceptance.

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

Competition

     The market for the Company's information solutions is intensely competitive. The Company faces competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete effectively with such entities.

Fluctuations in Operating Results

     The Company has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results due to the fact that sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, overall budget and spending priorities and the economy. The Company has typically operated with little backlog for license revenues because software products generally are shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues and profitablity for a given fiscal quarter. The Company has historically earned a substantial portion of its license revenues in the last weeks of any particular quarter. The failure to achieve such revenues in accordance with such trends could have a material adverse effect on the Company's financial results for each such interim period.

Risk of Software Defects

     Complex software products such as those offered by the Company can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new products or enhancements to existing products. The Company's products have from time to time contained software errors that were discovered after commercial introduction. There can be no assurance that performance problems or errors will not be discovered in the Company's products in the future. Any future software defects discovered after shipment of the Company's products, if material, could result in loss of revenues, delays in customer acceptance or potential product liability.

Limited Protection of Intellectual Property Rights

     The Company relies on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy certain portions of its products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's efforts will provide meaningful protection for its proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate or disclose the Company's proprietary technology.

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

     The Company leases approximately 76,000 square feet of office space in Atlanta, Georgia which is utilized for administrative, sales, services, and product development departments. The lease for this space expires on December 31, 2002. Commencing January 1, 2003, the Company will relocate and lease approximately 80,000 square feet of office space in Atlanta, Georgia. This new lease will expire on December 31, 2013.

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

     The Company leases space for its European sales and services staff near London, England. This facility occupies approximately 8,200 square feet under a lease which expires on September 27, 2013, but may be terminated by the Company on October 1, 2005.

     Minimal office space is also leased in Portland, Maine for product development activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 8, 2002 there were approximately 600 holders of record of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for the Company's Common Stock:

                                      High          Low
                                  -----------   ----------
  Fiscal 2002:
  Fourth quarter ................    $13.55      $7.60
  Third quarter .................      8.77       6.20
  Second quarter ................      8.00       3.48
  First quarter .................      3.96       3.26

  Fiscal 2001:
  Fourth quarter ................    $ 4.00      $3.02
  Third quarter .................      3.88       1.91
  Second quarter ................      4.63       1.72
  First quarter .................      5.00       3.25

     The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, general financial condition of the Company and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended July 31, 2002, 2001, 2000, 1999, and 1998 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with, and are qualified by, reference to the Company's audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                             Years ended July 31,
                                                   ------------------------------------------------------------------------
                                                      2002**          2001*          2000           1999           1998
                                                   ------------   ------------   ------------   ------------   ------------
                                                                   (in thousands except per share amounts)
Statements of Operations Data:
Total revenues .................................     $72,620        $63,203        $50,977        $51,926        $45,247
Operating income ...............................     $ 9,084        $ 6,797        $ 2,802        $ 7,231        $ 5,601
Income before income taxes and cumulative effect
 of accounting change ..........................     $ 9,865        $ 7,057        $ 3,414        $ 7,853        $ 5,424
Income before cumulative effect of accounting
 change ........................................     $ 5,929        $ 3,472        $ 1,529        $ 4,513        $ 3,184
Net income .....................................     $ 5,929        $ 2,482        $ 1,529        $ 4,513        $ 3,184
Income before cumulative effect of accounting
 change per share:
 Basic .........................................     $  0.44        $  0.24        $  0.10        $  0.28        $  0.25
 Diluted .......................................     $  0.40        $  0.23        $  0.09        $  0.26        $  0.21
Net income per share:
 Basic .........................................     $  0.44        $  0.17        $  0.10        $  0.28        $  0.25
 Diluted .......................................     $  0.40        $  0.17        $  0.09        $  0.26        $  0.21
Weighted average number of shares outstanding:
 Basic .........................................      13,458         14,293         15,317         16,001         12,587
 Diluted .......................................      14,883         15,028         16,872         17,570         14,865

------------
 * Docucorp implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the fourth quarter of fiscal 2001. The one-time cumulative effect of applying SAB 101 for all years prior to fiscal 2001 resulted in a reduction of net income of $990,000 for the year ended July 31, 2001, or $0.06 per diluted share. Income and diluted income per share before cumulative effect of accounting change was approximately $3.5 million and $0.23, respectively.
** Docucorp adopted Statement of Financial Accounting Standards No. 142
   "Goodwill and Other Intangible Assets" ("SFAS 142") effective August 1, 2001. SFAS 142 discontinues amortization of goodwill and indefinite lived assets.

                                                                                       July 31,
                                                                -------------------------------------------------------
                                                                   2002        2001       2000       1999       1998
                                                                ---------- ----------- ---------- ---------- ----------
                                                                                    (in thousands)
Balance Sheet Data:
Working capital ...............................................  $13,150     $11,291    $13,029    $15,513    $15,988
Total assets ..................................................  $55,750     $51,784    $49,010    $52,918    $51,921
Total debt, including obligations under capital lease .........  $   -0-     $   -0-    $   -0-    $    25    $    87
Stockholders' equity ..........................................  $33,064     $31,067    $33,705    $36,994    $38,433

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth in the Company's 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no derivative financial instruments. The Company invests its cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper.

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

     For the year ended July 31, 2002 and 2001, approximately 6% and 2%, respectively, of the Company's revenues were denominated in British pounds. For the year ended July 31, 2002 and 2001, approximately 6% and 4%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's 2002 Annual Report to Stockholders, which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

     Information with respect to security ownership of certain beneficial owners and management and related stockholder matter is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is set forth in the Proxy Statement, under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following is a list of the consolidated financial statements which are included in this Form 10-K.

   1. Financial Statements:

        Report of Independent Accountants

        As of July 31, 2002 and 2001:

        o Consolidated Balance Sheets

        For the Years Ended July 31, 2002, 2001 and 2000:

        o Consolidated Statements of Operations and Comprehensive Income
        o Consolidated Statements of Cash Flows
        o Consolidated Statements of Changes in Stockholders' Equity
        o Notes to Consolidated Financial Statements

   2. Financial Statement Schedule:

        o Report of Independent Accountants on Financial Statement Schedule
        o Schedule II -- Valuation and Qualifying Accounts

   3. Exhibits:

        See Exhibit Index beginning on page 27 of this Form 10-K.

   (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2002.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.

                                           DOCUCORP INTERNATIONAL, INC.
                                       -----------------------------------
                                                  (Registrant)

/s/ Michael D. Andereck                Date 10/29/02
-----------------------------------    -------------------------------
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

/s/ Michael D. Andereck                              Date 10/29/02
-----------------------------------                  ---------------------------
Michael D. Andereck
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John H. Gray                                     Date 10/29/02
-----------------------------------                  ---------------------------
John H. Gray
Senior Vice President, Finance and Administration
(Principal Financial Officer and Principal
Accounting Officer)

/s/ Milledge A. Hart, III                            Date 10/29/02
-----------------------------------                  ---------------------------
Milledge A. Hart, III
Chairman of the Board

/s/ Anshoo S. Gupta                                  Date 10/29/02
-----------------------------------                  ---------------------------
Anshoo S. Gupta
Director

/s/ John D. Loewenberg                               Date 10/29/02
-----------------------------------                  ---------------------------
John D. Loewenberg
Director

/s/ George F. Raymond                                Date 10/29/02
-----------------------------------                  ---------------------------
George F. Raymond
Director

/s/ Arthur R. Spector                                Date 10/29/02
-----------------------------------                  ---------------------------
Arthur R. Spector
Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Docucorp International, Inc. (the "Company") on Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Michael D. Andereck, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

   (1) I have reviewed the Company's annual report on Form 10-K for the fiscal year ended July 31, 2002;

   (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this annual report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented.

/s/ Michael D. Andereck
-----------------------------
Michael D. Andereck
President and Chief Executive Officer
October 29, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Docucorp International, Inc. (the "Company") on Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, John H. Gray, Senior Vice President, Finance and Administration of the Company, certify, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

   (1) I have reviewed the Company's annual report on Form 10-K for the fiscal year ended July 31, 2002;

   (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this annual report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented.

/s/ John H. Gray
-----------------------------
John H. Gray
Senior Vice President, Finance and Administration
(Principal Financial Officer)
October 29, 2002

       Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Stockholders of Docucorp International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated September 20, 2002 appearing in the Annual Report to Shareholders of Docucorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)
(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
September 20, 2002

                       Valuation and Qualifying Accounts
                   Years ended July 31, 2002, 2001 and 2000
                                  Schedule II

                                              Balance at      Charged to
                                               Beginning      Costs and        Deductions        Balance at
Description                                    of Period       Expenses            (a)          End of Period
------------------------------------------   ------------   -------------   ----------------   --------------
2002
 Allowance for doubtful accounts .........   $  600,000      $  702,000       $   (632,000)      $  670,000
 Amortization of intangibles .............   $4,939,641      $      -0-       $        -0-       $4,939,641
 Valuation allowance against deferred
   tax assets ............................   $1,725,000      $  215,000       $        -0-       $1,940,000

2001
 Allowance for doubtful accounts .........   $  600,000      $  803,978       $   (803,978)      $  600,000
 Amortization of intangibles .............   $3,832,003      $1,107,638       $        -0-       $4,939,641
 Valuation allowance against deferred
   tax assets ............................   $1,163,525      $  561,475       $        -0-       $1,725,000

2000
 Allowance for doubtful accounts .........   $  675,000      $  327,230       $   (402,230)      $  600,000
 Amortization of intangibles .............   $2,478,780      $1,353,223       $        -0-       $3,832,003
 Valuation allowance against deferred
   tax assets ............................   $2,267,387      $  363,525       $ (1,467,387)      $1,163,525

------------
(a) Deductions from the allowance for doubtful accounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable account. Deductions from the valuation allowance against deferred tax assets relate to the tax benefit from utilization of net operating loss carryforwards and reduction of the valuation allowance based on management's assessment of the likelihood of realizability of the loss carryforwards.

                               INDEX TO EXHIBITS

Exhibit No.     Description
-------------   ------------------------------------------------------------------------------------------------
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

10.3            1997 Equity Compensation Plan. (filed as exhibit 10.3 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference)

21.1*           Subsidiaries of the Registrant.

23.1*           Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1*           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes -- Oxley Act of 2002.

99.2*           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes -- Oxley Act of 2002.

------------
* Filed herewith.