Form 10-Q
period 2002-10-31
DOCUCORP INTERNATIONAL INC
filed 2002-12-16
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  October 31, 2002       Commission File Number:  00-1033864
                    ----------------                                ----------


                          DOCUCORP INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    75-2690838
-------------------------------------          --------------------------------
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



         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,305,271 shares outstanding as of December 6, 2002.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                          QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 2002


                                                                                              Page
                                                                                              ----


                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of October 31, 2002 and July 31, 2002                   2

         Interim Consolidated Statements of Operations and Comprehensive
                Income (Loss) for the three months ended October 31, 2002 and 2001              3

         Interim Consolidated Statements of Cash Flows for the three months
                ended October 31, 2002 and 2001                                                 4

         Notes to Interim Consolidated Financial Statements                                     5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            13

Item 4. Controls and Procedures                                                                13

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                      14

Signatures                                                                                     15

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       OCTOBER 31,        July 31,
                                                                           2002             2002
                                                                       -----------        --------

ASSETS
     Current assets:
         Cash and cash equivalents                                       $  7,814         $  9,733
         Short-term investments                                             4,021            3,989
         Accounts receivable, net of allowance
             of $620 and $670, respectively                                16,374           16,610
         Other current assets                                               2,978            3,078
                                                                         --------         --------
                  Total current assets                                     31,187           33,410
     Fixed assets, net of accumulated depreciation
         of $11,862 and $11,165, respectively                               6,803            6,965
     Software, net of accumulated amortization
         of $17,030 and $16,265, respectively                               8,611            8,391
     Goodwill, net of accumulated amortization
         of $4,940 and $4,940, respectively                                 5,846            5,846
     Other assets                                                           1,195            1,138
                                                                         --------         --------
                                                                         $ 53,642         $ 55,750
                                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                $  1,343         $  1,489
         Accrued liabilities                                                4,789            5,814
         Income taxes payable                                                 734            1,357
         Deferred revenue                                                  11,000           11,600
                                                                         --------         --------
                  Total current liabilities                                17,866           20,260

     Other long-term liabilities                                            2,352            2,426

     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
             authorized; none issued                                            0                0
         Common stock, $.01 par value, 50,000,000 shares
             authorized; 16,593,849 shares issued                             166              166
         Additional paid-in capital                                        43,799           43,725
         Treasury stock at cost, 3,168,078 and 3,190,709
             shares, respectively                                         (16,655)         (15,758)
         Retained earnings                                                  6,416            5,224
         Foreign currency translation adjustment                             (302)            (293)
                                                                         --------         --------
                  Total stockholders' equity                               33,424           33,064
                                                                         --------         --------
                                                                         $ 53,642         $ 55,750
                                                                         ========         ========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               Three months ended
                                                                                  October 31,
                                                                            -------------------------

                                                                              2002            2001
                                                                            --------        ---------

REVENUES
         ASP hosting                                                        $  5,208         $  4,550
         Professional services                                                 5,793            5,306
         License                                                               2,100            2,652
         Maintenance and other recurring                                       5,036            4,642
                                                                            --------         --------
                Total revenues                                                18,137           17,150
                                                                            --------         --------

EXPENSES
         ASP hosting                                                           4,460            3,953
         Professional services                                                 4,377            4,284
         Product development and support                                       3,024            2,712
         Selling, general and administrative                                   4,337            4,304
                                                                            --------         --------
                Total expenses                                                16,198           15,253
                                                                            --------         --------
                Operating income                                               1,939            1,897
         Other income, net                                                         4              128
                                                                            --------         --------
                Income before income taxes                                     1,943            2,025
         Provision for income taxes                                              750              784
                                                                            --------         --------
                Net income                                                  $  1,193         $  1,241
                                                                            ========         ========

Other comprehensive income (loss):
         Foreign currency translation adjustment, net of tax                      (9)             (66)
                                                                            --------         --------
                Comprehensive income                                        $  1,184         $  1,175
                                                                            ========         ========


Net income per share:
         Basic                                                              $   0.09         $   0.09
                                                                            ========         ========
         Diluted                                                            $   0.08         $   0.09
                                                                            ========         ========

Weighted average shares outstanding used in the net income per share calculations:
         Basic                                                                13,535           13,624
                                                                            ========         ========
         Diluted                                                              15,296           14,377
                                                                            ========         ========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Three months ended
                                                                                        October 31,
                                                                                  -----------------------

                                                                                    2002            2001
                                                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $ 1,193         $ 1,241
    Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                                                700             627
           Amortization of capitalized software                                        765             623
           Provision for doubtful accounts                                              66             236
           Stock option compensation expense                                             0               6
           Tax benefit related to stock option exercises                               763               0
           Changes in assets and liabilities:
                  Decrease in accounts receivable                                      123             824
                  (Increase) decrease in other assets                                   39            (121)
                  Decrease in accounts payable                                        (146)           (863)
                  Increase (decrease) in accrued liabilities                          (987)          1,577
                  Increase (decrease) in income taxes payable                         (623)            354
                  Increase (decrease) in deferred revenue                             (598)            120
                  Decrease in other liabilities                                        (71)            (75)
                                                                                   -------         -------
                         Total adjustments                                              31           3,308
                                                                                   -------         -------
                         Net cash provided by operating activities                   1,224           4,549
                                                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                               (4,012)         (3,970)
   Sale of short-term investments                                                    3,980           3,989
   Purchase of fixed assets                                                           (542)           (650)
   Capitalized software development costs                                             (985)           (874)
                                                                                   -------         -------
                         Net cash used in investing activities                      (1,559)         (1,505)
                                                                                   -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                           1,141               1
   Purchase of treasury stock                                                       (2,729)         (1,065)
                                                                                   -------         -------
                         Net cash used in financing activities                      (1,588)         (1,064)
                                                                                   -------         -------
Effect of exchange rates on cash flows                                                   4             (83)
                                                                                   -------         -------
Net increase (decrease) in cash and cash equivalents                                (1,919)          1,897
Cash and cash equivalents at beginning of period                                     9,733           6,215
                                                                                   -------         -------
Cash and cash equivalents at end of period                                         $ 7,814         $ 8,112
                                                                                   =======         =======


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries ("Docucorp" or the "Company") for the three month periods ended October 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2002. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounts of the Company's foreign subsidiary are maintained in its local currency. The accompanying unaudited interim consolidated financial statements have been translated and adjusted to reflect U.S. dollars in accordance with accounting principles generally accepted in the United States.

NOTE 3 -- NET INCOME PER SHARE

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

                                                                          Three months ended
                                                                              October 31,
                                                                        ----------------------
                                                                           2002         2001
                                                                        ----------    --------

Shares used in computing basic net income per share                      13,535        13,624

Dilutive effect of stock options and warrants                             1,761           753
                                                                         ------        ------

Shares used in computing diluted net income per share                    15,296        14,377
                                                                         ======        ======

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)



Options to purchase 50,000 and 1.4 million shares of Common Stock at average exercise prices of $13.50 and $4.41 per share at October 31, 2002 and 2001, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period.

NOTE 4 -- BUSINESS SEGMENT

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of the Company's software products, and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. Prior period reporting has been restated to conform to the new segment reporting. The table below presents information about reported segments for the three months ended October 31, 2002 and 2001 (in thousands):

                                                        Three months ended
                                                           October 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------       ----------

Revenues:
    Software                                         $ 12,929         $ 12,600
    ASP                                                 5,208            4,550
                                                     --------         --------
          Total revenues                             $ 18,137         $ 17,150
                                                     ========         ========

Operating income:
     Software                                        $  5,528         $  5,604
     ASP                                                  748              597
     Selling, general and administrative               (4,337)          (4,304)
                                                     --------         --------
          Total operating income                     $  1,939         $  1,897
                                                     ========         ========

NOTE 5 -- FOREIGN SUBSIDIARY INVESTMENT

During the three months ended October 31, 2002, management of the Company determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and it will not seek repayment of this portion of the intercompany loan in the near term. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the Company began recognizing the translation of this long-term investment as a component of other comprehensive income. The Company will continue to recognize the translation of the remaining portion of the intercompany loan in other income.

NOTE 6 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions and relocation costs. SFAS 146 nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

The Company's software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, correspondence, bills of lading and other customer-oriented documents. The Company's ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production and electronic document archival. The Company currently has an installed base of more than 1,200 customers. More than half of the 200 largest United States insurance companies use the Company's software products and services, including the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. Many of the largest North American utilities companies, major international financial services institutions, and clients in higher education and the telecommunications industries use the Company's products and services.

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of the Company's software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

The Company derives its revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenues include fees for consulting, implementation and education services. License revenues are generally derived from perpetual licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual software maintenance contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company bases its estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts under different assumptions or conditions.

The Company believes the following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of its consolidated financial statements:

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

Revenue derived from the development and installation of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. The Company follows this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Revenue related to professional services, such as implementation, training and consulting, is generally recognized as the services are performed. Revenue and incremental direct costs related to professional services implementation associated with the Company's ASP hosting operations is deferred during the implementation phase and subsequently recognized over the term of the ASP hosting agreement. ASP hosting agreements generally provide that fees are charged on a per transaction basis.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the current financial condition of its customers, the specific details of the customer accounts, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Valuation of long-lived and intangible assets and goodwill

The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized.

Deferred taxes and valuation allowance

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax assets valuation allowance that could increase or decrease, as applicable, reported net income in the period such change in estimate was made.

Translation of foreign currency

The Company translates the financial statements of its European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency transaction gains and losses are recognized in income as incurred.

The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires adjustments to be accumulated in stockholders' equity as part of other comprehensive income. Currently, the Company does not engage in foreign currency hedging activities.

During the three months ended October 31, 2002, management of the Company determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and it will not seek repayment of this portion of the intercompany loan in the near term. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the Company began recognizing the translation of this long-term investment as a component of other comprehensive income. The Company will continue to recognize the translation of the remaining portion of the intercompany loan in other income.

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                              Three months ended
                                                                  October 31,
                                                              ------------------

                                                               2002        2001
                                                              ------      ------

Revenues
         ASP hosting                                             29%         27%
         Professional services                                   32          31
         License                                                 11          15
         Maintenance and other recurring                         28          27
                                                               ----        ----
                Total revenues                                  100         100

Expenses
         ASP hosting                                             24          23
         Professional services                                   24          25
         Product development and support                         17          16
         Selling, general and administrative                     24          25
                                                               ----        ----
                  Total expenses                                 89          89
                                                               ----        ----
                  Operating income                               11          11
         Other income, net                                        0           1
                                                               ----        ----
                Income before income taxes                       11          12
         Provision for income taxes                               5           5
                                                               ----        ----
                Net income                                        6%          7%
                                                               ====        ====

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

REVENUES

Total revenues increased 6% due to an increase in ASP hosting revenues, professional services revenues and maintenance revenues, partially offset by a decrease in license revenues. ASP hosting revenues increased 14% due to growth with existing customers and adding new customers. Professional services revenues increased 9% due primarily to the recovery from the events of September 11, 2001. Maintenance revenues increased 8% due to maintenance agreements associated with new license sales and customers expanding their processing rights for existing products. License revenues decreased 21% for the three months ended October 31, 2002 as a result of a lower volume of software license contracts as customers are curtailing capital expenditures in this current difficult economic environment.

Backlog for the Company's products and services was approximately $50.6 million as of October 31, 2002, of which approximately $19.8 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license and maintenance revenues for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting agreements generally have three to seven year terms and provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation and ASP hosting services are based on management's estimate of revenues over the remaining life of the respective contracts.

ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility and equipment related costs, postage and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 13% for the three months ended October 31, 2002 due primarily to increased personnel and computer costs associated with expanding the business. In addition, postage expense increased due to increase in postage rates. For the three months ended October 31, 2002 and 2001, ASP hosting expense represented 86% and 87% of ASP hosting revenues, respectively. ASP hosting expense is expected to increase as ASP revenues increase.

PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, education and consulting services. Professional services expense increased 2% due primarily to increased travel expenses to accommodate increased revenue levels. For the three months ended October 31, 2002 and 2001, professional services expense represented 76% and 81% of professional services revenues, respectively. The decrease in costs as a percentage of professional services revenues is mainly due to greater utilization of implementation and consulting personnel. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase both in North America and Europe.

PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support and other product support costs. For the three months ended October 31, 2002, product development and support expense increased 12%. The increase is related to additional personnel expenses for continued development and support efforts of the Company's products, partially offset by increased software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of packaged applications for use in industries such as financial services, development of new software products and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in software and maintenance revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased 1%. The increase is due primarily to additional sales personnel and travel costs as the Company began expanding its sales force in fiscal 2002, offset by a decrease in incentive compensation related to software license sales and a decrease in bad debt expense.

OTHER INCOME, NET

Other income, net decreased approximately $124,000 largely due to a foreign currency exchange loss associated with the Company's European subsidiary and a decrease in interest income. For the three months ended October 31, 2002, the Company incurred a foreign currency exchange loss of approximately $49,000 as compared to a foreign currency exchange gain of approximately $58,000 for the three months ended October 31, 2001.

PROVISION FOR INCOME TAXES

The effective tax rate for three months ended October 31, 2002 and 2001 was approximately 39%. The rates differ from the federal statutory rate due primarily to the Company's European subsidiary, which has generated losses that are not deductible against the Company's U.S. tax liability.

NET INCOME

Net income decreased approximately $48,000 for the three months ended October 31, 2002. This decrease is primarily due to a lower volume of software license contracts in the three months ended October 31, 2002 and fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, the Company's principal sources of liquidity consisted of cash of approximately $7.8 million and short-term investments of approximately $4.0 million. Cash and cash equivalents for the three months ended October 31, 2002 decreased approximately $1.9 million due primarily to the purchase of treasury stock under the Company's stock repurchase program and the development of capitalized software. Cash flows used in investing activities of approximately $1.6 million were related to the purchase of fixed assets and the costs associated with the development of capitalized software. Cash flows used in financing activities of approximately $1.6 million relates primarily to the purchase of treasury stock, partially offset by proceeds from the exercise of stock options. As of October 31, 2002, the Company had approximately 3,168,000 shares of treasury stock at an average per share cost of $5.34. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 5,420,000 shares of stock at an average purchase price of $5.11 per share. The Company's Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value. The Board of Directors has authorized the Company to repurchase up to an aggregate of 6,000,000 shares of stock.

Working capital was approximately $13.3 million at October 31, 2002, compared with approximately $13.1 million at July 31, 2002.

The Company has a $10.0 million revolving credit facility with Comerica Bank - Texas. The credit facility bears interest at the bank's prime rate less 100 basis points or libor rate of interest plus 150 basis points, and is collateralized by substantially all of the Company's assets. Under the credit facility, the Company is required to maintain certain financial covenants. As of October 31, 2002, there were no borrowings under this credit facility.

The Company's liquidity needs are expected to arise primarily from funding the continued development, enhancement and support of its software offerings, selling and marketing costs associated with expansion in new vertical and international markets and purchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies. Operating leases are the Company's only off balance sheet arrangements.

The Company currently anticipates that existing cash and short-term investments and cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions and relocation costs. SFAS 146 nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments in its cash and cash equivalent balances. The Company invests its cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper.

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

For the three months ended October 31, 2002 and 2001, approximately 6% and 5%, respectively, of the Company's revenues were denominated in British pounds. For the three months ended October 31, 2002 and 2001, approximately 8% and 5%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Senior Vice President, Finance and Administration (Principal Financial Officer) have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation. There were no significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                  99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended October 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Docucorp International, Inc.
------------------------------------------
       (Registrant)


/s/  Michael D. Andereck                          Date   December 16, 2002
------------------------------------------               ----------------------
Michael D. Andereck
President and Chief Executive Officer

                                 CERTIFICATIONS


I, Michael D. Andereck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Docucorp International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Docucorp International, Inc. as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael D. Andereck
-------------------------------------------
Michael D. Andereck
President and Chief Executive Officer
December 16, 2002

I, John H. Gray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Docucorp International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Docucorp International, Inc. as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ John H. Gray
------------------------------------------
John H. Gray
Senior Vice President, Finance and
Administration
(Principal Financial Officer)
December 16, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------


  99.1   --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  99.2   --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.