Form 10-Q
period 2003-01-31
DOCUCORP INTERNATIONAL INC
filed 2003-03-17
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: January 31, 2003          Commission File Number: 00-1033864
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 13,382,916 shares outstanding as of March 3, 2003.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                          QUARTERLY REPORT ON FORM 10-Q
                                JANUARY 31, 2003

                                 Part I - Financial information
                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of January 31, 2003 and July 31, 2002                      2

         Interim Consolidated Statements of Operations and Comprehensive
              Income for the three and six months ended January 31, 2003 and 2002                  3

         Interim Consolidated Statements of Cash Flows for the six months
              ended January 31, 2003 and 2002                                                      4

         Notes to Interim Consolidated Financial Statements                                        5


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               15

Item 4.  Controls and Procedures                                                                  15

                                  Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                      16

Item 6.  Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                        17

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 JANUARY 31,         July 31,
                                                                     2003              2002
                                                                 ------------      ------------
ASSETS
     Current assets:
         Cash and cash equivalents                               $     12,368      $      9,733
         Short-term investments                                             0             3,989
         Accounts receivable, net of allowance
              of $662 and $670, respectively                           15,129            16,610
         Other current assets                                           3,055             3,078
                                                                 ------------      ------------
                  Total current assets                                 30,552            33,410
     Fixed assets, net of accumulated depreciation
         of $12,079 and $11,165, respectively                           7,541             6,965
     Software, net of accumulated amortization
         of $17,867 and $16,265, respectively                           8,760             8,391
     Goodwill, net of accumulated amortization
         of $4,940                                                      5,846             5,846
     Other assets                                                       1,223             1,138
                                                                 ------------      ------------
                  Total assets                                   $     53,922      $     55,750
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                        $      1,381      $      1,489
         Accrued liabilities                                            3,500             5,814
         Income taxes payable                                             852             1,357
         Deferred revenue                                              13,089            11,600
                                                                 ------------      ------------
                  Total current liabilities                            18,822            20,260

     Other long-term liabilities                                        2,251             2,426

     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                      0                 0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                       166               166
         Additional paid-in capital                                    43,080            43,725
         Treasury stock at cost, 3,162,133 and 3,190,709
               shares, respectively                                   (17,196)          (15,758)
         Retained earnings                                              7,101             5,224
         Foreign currency translation adjustment                         (302)             (293)
                                                                 ------------      ------------
                  Total stockholders' equity                           32,849            33,064
                                                                 ------------      ------------
                  Total liabilities and stockholders' equity     $     53,922      $     55,750
                                                                 ============      ============


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three months ended               Six months ended
                                                          January 31,                     January 31,
                                                   -------------------------      --------------------------
                                                      2003           2002            2003            2002
                                                   ----------     ----------      ----------      ----------
REVENUES
         ASP hosting                               $    5,740     $    5,323      $   10,948      $    9,873
         Professional services                          5,408          5,094          11,201          10,400
         License                                        1,014          3,034           3,113           5,686
         Maintenance and other recurring                5,211          4,702          10,248           9,344
                                                   ----------     ----------      ----------      ----------
                Total revenues                         17,373         18,153          35,510          35,303
                                                   ----------     ----------      ----------      ----------

EXPENSES
         ASP hosting                                    4,852          4,365           9,312           8,318
         Professional services                          4,240          4,199           8,617           8,483
         Product development and support                3,161          2,979           6,186           5,691
         Selling, general and administrative            4,021          4,204           8,357           8,508
                                                   ----------     ----------      ----------      ----------
                Total expenses                         16,274         15,747          32,472          31,000
                                                   ----------     ----------      ----------      ----------
                Operating income                        1,099          2,406           3,038           4,303
         Other income (expense), net                      173            (97)            177              31
                                                   ----------     ----------      ----------      ----------
                Income before income taxes              1,272          2,309           3,215           4,334
         Provision for income taxes                       585            866           1,335           1,650
                                                   ----------     ----------      ----------      ----------
                Net income                         $      687     $    1,443      $    1,880      $    2,684
                                                   ==========     ==========      ==========      ==========

Other comprehensive income:
         Foreign currency translation adjustment            0             76              (9)             10
                                                   ----------     ----------      ----------      ----------
                Comprehensive income, net of tax   $      687     $    1,519      $    1,871      $    2,694
                                                   ==========     ==========      ==========      ==========

Net income per share:
         Basic                                     $     0.05     $     0.11      $     0.14      $     0.20
                                                   ==========     ==========      ==========      ==========
         Diluted                                   $     0.05     $     0.10      $     0.13      $     0.18
                                                   ==========     ==========      ==========      ==========


Weighted average shares outstanding used
      in the net income per share calculation:
         Basic                                         13,407         13,443          13,471          13,534
                                                   ==========     ==========      ==========      ==========
         Diluted                                       14,664         14,946          14,980          14,661
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

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Six months ended
                                                                                         January 31,
                                                                                 --------------------------
                                                                                    2003            2002
                                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $    1,880      $    2,684
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation                                                                1,413           1,278
          Amortization of capitalized software                                        1,602           1,294
          Provision for doubtful accounts                                               130             364
          Stock option compensation expense                                               0              12
          Tax benefit related to stock option exercises                                 763               0
          Changes in assets and liabilities:
               Decrease in accounts receivable                                        1,383              26
               (Increase) decrease in other assets                                      (45)             73
               Decrease in accounts payable                                            (111)           (270)
               Increase (decrease) in accrued liabilities                            (2,304)             53
               Increase (decrease) in income taxes payable                             (505)            563
               Increase in deferred revenue                                           1,469           1,524
               Decrease in other liabilities                                           (186)           (116)
                                                                                 ----------      ----------
                     Total adjustments                                                3,609           4,801
                                                                                 ----------      ----------
                     Net cash provided by operating activities                        5,489           7,485
                                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                (2,981)         (7,952)
   Proceeds from sale of short-term investments                                       6,970           7,959
   Purchase of fixed assets                                                          (1,969)           (969)
   Capitalized software development costs                                            (1,971)         (1,684)
                                                                                 ----------      ----------
                     Net cash provided by (used in) investing activities                 49          (2,646)
                                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                               1,147              48
   Purchase of treasury stock                                                        (4,107)         (1,708)
   Proceeds from stock issued under Employee Stock Purchase Plan                        111              83
                                                                                 ----------      ----------
                     Net cash used in financing activities                           (2,849)         (1,577)
                                                                                 ----------      ----------
Effect of exchange rates on cash flows                                                  (54)            (20)
                                                                                 ----------      ----------
Net increase in cash and cash equivalents                                             2,635           3,242
Cash and cash equivalents at beginning of period                                      9,733           6,215
                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                       $   12,368      $    9,457
                                                                                 ==========      ==========


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries ("Docucorp" or the "Company") for the three and six month periods ended January 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2002. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six months ended January 31, 2003 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.


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

                                                     Three months ended             Six months ended
                                                         January 31,                   January 31,
                                                  -------------------------     -------------------------
                                                     2003           2002           2003           2002
                                                  ----------     ----------     ----------     ----------
Shares used in computing basic net income
    per share                                         13,407         13,443         13,471         13,534
Dilutive effect of stock options and warrants          1,257          1,503          1,509          1,127
                                                  ----------     ----------     ----------     ----------
Shares used in computing diluted net income
    per share                                         14,664         14,946         14,980         14,661
                                                  ==========     ==========     ==========     ==========

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


Options to purchase 390,000 and 3,000 shares of Common Stock at average exercise prices of $8.13 and $5.91 per share at January 31, 2003 and 2002, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the Common Stock for the period.


NOTE 4 - BUSINESS SEGMENTS

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of the Company's software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The Company does not track operating results by segment below the operating income line nor does the Company track assets, depreciation and amortization by segment. Prior period reporting has been restated to conform to the new segment reporting. The table below presents information about reported segments for the three and six months ended January 31, 2003 and 2002 (in thousands):

                                                Three months ended                Six months ended
                                                     January 31,                    January 31,
                                             --------------------------      --------------------------
                                                2003            2002            2003            2002
                                             ----------      ----------      ----------      ----------
Revenues:
    Software                                 $   11,633      $   12,830      $   24,562      $   25,430
    ASP                                           5,740           5,323          10,948           9,873
                                             ----------      ----------      ----------      ----------
          Total revenues                     $   17,373      $   18,153      $   35,510      $   35,303
                                             ==========      ==========      ==========      ==========

Operating income:
     Software                                $    4,232      $    5,652      $    9,759      $   11,256
     ASP                                            888             958          (1,636)          1,555
     Selling, general and administrative         (4,021)         (4,204)         (8,357)         (8,508)
                                             ----------      ----------      ----------      ----------
          Total operating income             $    1,099      $    2,406      $    3,038      $    4,303
                                             ==========      ==========      ==========      ==========


NOTE 5 - FOREIGN SUBSIDIARY INVESTMENT

During the current fiscal year, management of the Company determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and it will not seek repayment of this portion of the intercompany loan in the near term. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the Company recognizes the translation of this long-term investment as a component of other comprehensive income. The Company recognizes the translation of the remaining portion of the intercompany loan in other income.

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions and relocation costs. SFAS 146 nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is a guarantor only under its software product warranties. Under, FIN 45, product warranties are excluded from the initial recognition and initial measurement requirements, but are included in the disclosure requirements. The Company currently provides software product warranties to its customers. The product warranties provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At January 31, 2003 the Company had no material product warranty liability, as it has historically not experienced material warranty claims. The Company defers a portion of its initial license fee to cover maintenance and support over the warranty period and subsequently recognizes this amount as maintenance revenue over the warranty period.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual disclosure provisions will be effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company intends to adopt the disclosure-only provisions of SFAS 148 for the interim period ending April 30, 2003. The Company does not believe that SFAS 148 will have a material impact on its consolidated financial statements.

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

The Company derives its revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenues include fees for consulting, implementation and training services. License revenues are generally derived from perpetual licenses of software products. Maintenance and other recurring revenues consist primarily of recurring license fees and annual software maintenance contracts.

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

The Company has identified the following critical accounting policies, related to the significant judgments and estimates, used in the preparation of its consolidated financial statements:

Revenue recognition

The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Software licensed with post-contract customer support includes rights to upgrades, when and if available, a limited period of telephone support, updates and bug fixes. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the purchaser. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition. Revenue allocated to maintenance and support is recognized ratably over the maintenance term of the agreement.

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

Software development costs

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management periodically assesses software development costs when events and circumstances indicate a potential decline in value.

Valuation of long-lived and intangible assets and goodwill

The Company recognizes an impairment charge associated with its long-lived assets, including property and equipment, goodwill and other intangible assets whenever it determines that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. The Company performs an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," annually and whenever events and circumstances indicate that an impairment might be present.

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

Translation of foreign currency

The Company translates the financial statements of its European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Assets and liabilities of the Company's European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency transaction gains and losses are recognized in income as incurred.

The Company accounts for unrealized gains or losses on its foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires adjustments to be accumulated in stockholders' equity as part of other comprehensive income. Currently, the Company does not engage in foreign currency hedging activities.

During the current fiscal year, management of the Company determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and it will not seek repayment of this portion of the intercompany loan in the near term. In accordance with SFAS 52, the Company recognizes the translation of this long-term investment as a component of other comprehensive income. The Company recognizes the translation of the remaining portion of the intercompany loan in other income.


HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                   Three months ended           Six months ended
                                                       January 31,                January 31,
                                                 ----------------------      ----------------------
                                                   2003          2002          2003          2002
                                                 --------      --------      --------      --------
Revenues
         ASP hosting                                   33%           29%           31%           28%
         Professional services                         31            28            31            30
         License                                        6            17             9            16
         Maintenance and other recurring               30            26            29            26
                                                 --------      --------      --------      --------
                Total revenues                        100           100           100           100
                                                 --------      --------      --------      --------

Expenses
         ASP hosting                                   28            24            26            24
         Professional services                         25            23            24            24
         Product development and support               18            17            17            16
         Selling, general and administrative           23            23            24            24
                                                 --------      --------      --------      --------
                Total expenses                         94            87            91            88
                                                 --------      --------      --------      --------
                Operating income                        6            13             9            12
         Other income (expense), net                    1             0             0             0
                                                 --------      --------      --------      --------
                Income before income taxes              7            13             9            12
         Provision for income taxes                     3             5             4             4
                                                 --------      --------      --------      --------
                Net income                              4%            8%            5%            8%
                                                 ========      ========      ========      ========

COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

REVENUES

Total revenues decreased 4% and increased 1% for the three and six months ended January 31, 2003, respectively. For both the three and six month periods, increases in ASP hosting revenue, professional services revenue and maintenance revenue were offset by decreased license revenue. For the three and six months ended January 31, 2003, ASP hosting revenue increased 8% and 11%, respectively, due to growth with existing customers and the addition of new customers. For the three and six months ended January 31, 2003, professional services revenue increased 6% and 8%, respectively, due primarily to the recovery from the events of September 11, 2001. Maintenance revenue increased 11% and 10% for the three and six months ended January 31, 2003, respectively, due to maintenance agreements associated with new license sales, annual maintenance renewals and customers expanding their processing rights for existing products. License revenues decreased 67% and 45% for the three and six months ended January 31, 2003, respectively, as a result of a lower volume of software license contracts as customers are curtailing capital expenditures in this current difficult economic and geopolitical environment.

Backlog for the Company's products and services was approximately $50.5 million as of January 31, 2003, of which approximately $20.6 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. ASP hosting agreements generally have three to seven year terms and provide that fees are charged on a per transaction basis. The estimated future revenues with respect to software implementation are based on management's estimate of revenues over the remaining life of the respective contracts. Estimated future revenues of ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.


ASP HOSTING EXPENSE

ASP hosting expense is composed primarily of personnel costs, facility and equipment related costs, postage and supplies expense related to the Company's two ASP hosting centers. ASP hosting expense increased 11% and 12% for the three and six months ended January 31, 2003, respectively, due primarily to increased personnel and computer costs associated with expanding the business. In addition, postage expense increased due to an increase in postage rates. For the three months ended January 31, 2003 and 2002, ASP hosting expense represented 85% and 82% of ASP hosting revenues, respectively. For the six months ended January 31, 2003 and 2002, ASP hosting expenses represented 85% and 84% of ASP hosting revenues, respectively. The increase in cost as a percentage of ASP revenues is a result of increased staffing in systems support and production services. ASP hosting expense is expected to increase as ASP revenues increase.


PROFESSIONAL SERVICES EXPENSE

Professional services expense is composed primarily of personnel expenses related to implementation, training and consulting services. Professional services expense increased 1% and 2% for the three and six months ended January 31, 2003, respectively, due primarily to increased personnel costs and travel expenses to accommodate increased revenue levels. For the three months ended January 31, 2003 and 2002, professional services expense represented 78% and 82% of professional services revenues, respectively. For the six months ended January 31, 2003 and 2002, professional service expenses represented 77% and 82% of professional services revenues, respectively. The decrease in costs as a percentage of professional services revenues is mainly due to greater utilization of implementation and consulting personnel. The Company expects professional services expense to increase in order to meet additional resource requirements as professional services activities increase both in North America and Europe.


PRODUCT DEVELOPMENT AND SUPPORT EXPENSE

Product development and support expense consists primarily of research and development efforts, amortization of capitalized software development costs, customer support and other product support costs. For the three and six months ended January 31, 2003, product development and support expense increased 6% and 9%, respectively. The increase is related to additional personnel expenses for continued development and support efforts of the Company's products and increased amortization of capitalized software development costs, partially offset by increased software capitalization related to the development of the Company's products. The Company anticipates continued increases in development efforts, including Internet applications, integration of its existing product offerings, further development of packaged applications for use in industries such as financial services, development of new software products and continued support of its existing product lines. Expenditures in this area are expected to increase in relation to the anticipated growth in software and maintenance revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased 4% and 2% for the three and six months ended January 31, 2003, respectively. The decrease is due primarily to a decrease in incentive compensation related to software license sales and continued focus on managing controllable expenses.


OTHER INCOME, NET

Other income, net increased approximately $270,000 and $146,000 for the three and six months ended January 31, 2003, respectively, largely due to a foreign currency exchange gain associated with the Company's European subsidiary. For the three months ended January 31, 2003, the Company incurred a foreign currency exchange gain of approximately $132,000 as compared to a foreign currency exchange loss of approximately $141,000 for the three months ended January 31, 2002. For the six months ended January 31, 2003, the Company incurred a foreign currency exchange rate gain of approximately $106,000 as compared to a foreign currency exchange rate loss of approximately $83,000 for the six months ended January 31, 2002.


PROVISION FOR INCOME TAXES

The effective tax rate for the three and six months ended January 31, 2003 was approximately 46% and 42%, respectively. The effective tax rate for both the three and six months ended January 31, 2002 was approximately 38%. The rates differ from the federal statutory rate due primarily to the Company's European subsidiary, which has continued to generate losses that are not deductible against the Company's U.S. tax liability.


NET INCOME

Net income decreased approximately 52% and 30% for the three and six months ended January 31, 2003, respectively. This decrease is primarily due to a lower volume of software license contracts in the three and six months ended January 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, the Company's principal sources of liquidity consisted of cash of approximately $12.4 million. Cash and cash equivalents for the six months ended January 31, 2003 increased approximately $2.6 million due primarily to the maturity of its short-term investments. Cash flows provided by investing activities of approximately $49,000 were related to the maturity of approximately $7 million in short-term investments offset by the purchases of short-term investments and fixed assets and costs associated with the development of capitalized software. Cash flows used in financing activities of approximately $2.8 million relates primarily to the purchase of treasury stock, partially offset by proceeds from the exercise of stock options and warrants. As of January 31, 2003, the Company had approximately 3,162,000 shares of treasury stock at an average per share cost of $5.44. Since inception of the Company's stock repurchase program in fiscal 1999, the Company has repurchased approximately 5,620,000 shares of stock at an average purchase price of $5.17 per share. The Company's Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value. The

Board of Directors has authorized the Company to repurchase up to an aggregate of 7,000,000 shares of stock.

Working capital was approximately $11.7 million at January 31, 2003, compared with approximately $13.1 million at July 31, 2002.

The Company has a $10.0 million revolving credit facility with Comerica Bank - Texas. The credit facility bears interest at the bank's prime rate less 100 basis points or libor rate of interest plus 150 basis points, and is collateralized by substantially all of the Company's assets. Under the credit facility, the Company is required to maintain certain financial covenants. As of January 31, 2003, there were no borrowings under this credit facility.

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

The Company currently anticipates that existing cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facility, will be sufficient to satisfy its operating cash needs for the foreseeable future.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which changes the rules for how companies must account for costs associated with exit or disposal activities. Costs typically associated with exit or disposal activities include one-time employee termination costs, contract cancellation provisions and relocation costs. SFAS 146 nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is a guarantor only under its software product warranties. Under, FIN 45, product warranties are excluded from the initial recognition and initial measurement requirements, but are included in the disclosure requirements. The Company currently provides software product warranties to its customers. The product warranties provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At January 31, 2003 the Company had no material product warranty liability, as it has historically not experienced material warranty claims. The Company defers a portion of its initial license fee to cover maintenance and support over the warranty period and subsequently recognizes this amount as maintenance revenue over the warranty period.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The annual disclosure provisions will be effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financials reports containing financial statements for interim periods beginning after December 15, 2002. The Company intends to adopt the disclosure-only provisions of SFAS 148 for the interim period ending April 30, 2003. The Company does not believe that SFAS 148 will have a material impact on its consolidated financial statements.


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

For the three months ended January 31, 2003 and 2002, approximately 5% and 6%, respectively, of the Company's revenues were denominated in British pounds. For both the three months ended January 31, 2003 and 2002, approximately 9% of the Company's operating expenses were denominated in British pounds. For the six months ended January 31, 2003 and 2002, approximately 6% and 7%, respectively, of the Company's revenues and 8% and 9%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.


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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of Stockholders on December 10, 2002. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 29, 2002. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the plan from 3,150,000 to 3,800,000 shares and electing PricewaterhouseCoopers LLP as its independent auditors for the 2003 fiscal year. The number of votes cast for each item was as follows:

I.  Amendment to 1997 Equity Compensation Plan

                     For              Against            Withheld
                 -----------        -----------         ----------
                  11,362,231          2,877,384             22,766

II. Election of PricewaterhouseCoopers LLP as Independent Auditors

                     For              Against            Withheld
                 -----------        -----------         ----------
                  14,210,756             44,080              7,545


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

            99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the three and six months ended January 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Docucorp International, Inc.
-------------------------------------
       (Registrant)



/s/  Michael D. Andereck                            Date March 17, 2003
-------------------------------------                    --------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Docucorp International, Inc. as of and for the periods presented in this quarterly report;

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



/s/ Michael D. Andereck
-------------------------------------
Michael D. Andereck
President and Chief Executive Officer
March 17, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Docucorp International, Inc. as of and for the periods presented in this quarterly report;

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



/s/ John H. Gray
----------------------------------
John H. Gray
Senior Vice President, Finance and
Administration
(Principal Financial Officer)
March 17, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  99.1    -    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

  99.2    -    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.