Form 10-Q
period 2003-04-30
DOCUCORP INTERNATIONAL INC
filed 2003-06-16
CIK 1033864

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: April 30, 2003             Commission File Number: 00-1033864


                          DOCUCORP INTERNATIONAL, INC.
                       -----------------------------------
                          (Exact name of registrant as
                            specified in its charter)



           Delaware                                            75-2690838
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           identification number)



        5910 North Central Expressway, Suite 800, Dallas, Texas 75206
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


                                 (214) 891-6500
                       -----------------------------------
                         (Registrant's telephone number
                              including area code)


                                Not applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,747,241 shares outstanding as of June 4, 2003.

                          DOCUCORP INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2003


                                                                                                                 Page
                                                                                                                 ----
                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of April 30, 2003 and July 31, 2002                                        2

         Interim Consolidated Statements of Operations and Comprehensive
                Income for the three and nine months ended April 30, 2003 and 2002                                 3

         Interim Consolidated Statements of Cash Flows for the nine months
                ended April 30, 2003 and 2002                                                                      4

         Notes to Interim Consolidated Financial Statements                                                        5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               19

Item 4. Controls and Procedures                                                                                   19

                                    PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                         20

Signatures                                                                                                        21

                          DOCUCORP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      APRIL 30,          July 31,
                                                                        2003               2002
                                                                   ------------        ------------
ASSETS
     Current assets:
         Cash and cash equivalents                                 $     12,087        $      9,733
         Short-term investments                                               0               3,989
         Accounts receivable, net of allowance
              of $575 and $670, respectively                             16,098              16,610
         Other current assets                                             3,298               3,078
                                                                   ------------        ------------
                  Total current assets                                   31,483              33,410
     Fixed assets, net of accumulated depreciation
         of $12,385 and $11,165, respectively                             7,375               6,965
     Software, net of accumulated amortization
         of $18,713 and $16,265, respectively                             8,934               8,391
     Goodwill, net of accumulated amortization
         of $4,940                                                        5,846               5,846
     Other assets                                                           904               1,138
                                                                   ------------        ------------
                  Total assets                                     $     54,542        $     55,750
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                          $      1,230        $      1,489
         Accrued liabilities                                              5,186               5,814
         Income taxes payable                                             1,876               1,357
         Deferred revenue                                                12,732              11,600
                                                                   ------------        ------------
                  Total current liabilities                              21,024              20,260

     Other long-term liabilities                                          2,043               2,426

     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares
               authorized; none issued                                        0                   0
         Common stock, $.01 par value, 50,000,000 shares
               authorized; 16,593,849 shares issued                         166                 166
         Additional paid-in capital                                      42,953              43,725
         Treasury stock at cost, 3,698,092 and 3,190,709
               shares, respectively                                     (19,430)            (15,758)
         Retained earnings                                                8,085               5,224
         Foreign currency translation adjustment                           (299)               (293)
                                                                   ------------        ------------
                  Total stockholders' equity                             31,475              33,064
                                                                   ------------        ------------
                  Total liabilities and stockholders' equity       $     54,542        $     55,750
                                                                   ============        ============


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three months ended                 Nine months ended
                                                             April 30,                          April 30,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
REVENUES
         ASP hosting                              $      6,069      $      5,074      $     17,017      $     14,947
         Professional services                           6,755             5,222            17,956            15,623
         License                                         2,268             3,304             5,381             8,990
         Maintenance                                     4,976             4,780            15,223            14,124
                                                  ------------      ------------      ------------      ------------
                Total revenues                          20,068            18,380            55,577            53,684

COST OF REVENUES
         ASP hosting                                     5,135             4,065            14,449            12,383
         Professional services                           4,914             4,677            13,530            13,160
         License                                           841               661             2,434             1,946
         Maintenance                                       484               425             1,421             1,237
                                                  ------------      ------------      ------------      ------------
                Total cost of revenues                  11,374             9,828            31,834            28,726
                                                  ------------      ------------      ------------      ------------

Gross profit                                             8,694             8,552            23,743            24,958
                                                  ------------      ------------      ------------      ------------

OPERATING EXPENSES
         Product development                             2,031             1,771             5,687             5,366
         Sales and marketing                             3,031             2,720             8,277             7,972
         General and administrative                      1,598             1,654             4,710             4,910
                                                  ------------      ------------      ------------      ------------
                Total operating expenses                 6,660             6,145            18,674            18,248
                                                  ------------      ------------      ------------      ------------

Operating income                                         2,034             2,407             5,069             6,710
Other income (expense), net                                (14)              227               164               258
                                                  ------------      ------------      ------------      ------------

Income before income taxes                               2,020             2,634             5,233             6,968
Provision for income taxes                               1,036             1,083             2,371             2,733
                                                  ------------      ------------      ------------      ------------

Net income                                        $        984      $      1,551      $      2,862      $      4,235
                                                  ============      ============      ============      ============

Other comprehensive income:
      Foreign currency translation adjustment                3              (100)               (6)              (90)
                                                  ------------      ------------      ------------      ------------
Comprehensive income, net of tax                  $        987      $      1,451      $      2,856      $      4,145
                                                  ============      ============      ============      ============

Basic net income per share                        $       0.07      $       0.12      $       0.21      $       0.31
                                                  ============      ============      ============      ============

Weighted average basic shares outstanding               13,232            13,382            13,391            13,483
                                                  ============      ============      ============      ============

Diluted net income per share                      $       0.07      $       0.10      $       0.20      $       0.29
                                                  ============      ============      ============      ============

Weighted average diluted shares outstanding             13,753            14,996            14,571            14,773
                                                  ============      ============      ============      ============



      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine months ended
                                                                                     April 30,
                                                                         --------------------------------
                                                                             2003                2002
                                                                         ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $      2,862        $      4,235
    Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                                         2,183               1,932
           Amortization of capitalized software                                 2,448               1,961
           Provision for doubtful accounts                                        238                 910
           Stock related compensation expense                                     (17)                 18
           Tax benefit related to stock option exercises                          763                   0
           Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                      258              (1,505)
                  (Increase) decrease in other assets                              17                (103)
                  Decrease in accounts payable                                   (259)               (755)
                  Increase (decrease) in accrued liabilities                     (605)                920
                  Increase in income taxes payable                                519               1,634
                  Increase in deferred revenue                                  1,128               1,304
                  Decrease in other liabilities                                  (386)               (315)
                                                                         ------------        ------------
                         Total adjustments                                      6,287               6,001
                                                                         ------------        ------------
                         Net cash provided by operating activities              9,149              10,236
                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                          (2,981)            (11,925)
   Proceeds from sale of short-term investments                                 6,970              11,941
   Purchase of fixed assets                                                    (2,587)             (2,036)
   Capitalized software development costs                                      (2,992)             (2,647)
                                                                         ------------        ------------
                         Net cash used in investing activities                 (1,590)             (4,667)
                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                         1,225                 561
   Purchase of treasury stock                                                  (6,528)             (3,775)
   Proceeds from stock issued under Employee Stock Purchase Plan                  111                  83
                                                                         ------------        ------------
                         Net cash used in financing activities                 (5,192)             (3,131)
                                                                         ------------        ------------
Effect of exchange rates on cash flows                                            (13)                 (5)
                                                                         ------------        ------------
Net increase in cash and cash equivalents                                       2,354               2,433
Cash and cash equivalents at beginning of period                                9,733               6,215
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $     12,087        $      8,648
                                                                         ============        ============


      See accompanying notes to interim consolidated financial statements.

                          DOCUCORP INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries ("Docucorp" or the "Company") for the three and nine month periods ended April 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with the Company's annual consolidated financial statements for the year ended July 31, 2002. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine months ended April 30, 2003 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

As of April 30, 2003, the Company completed its annual impairment analysis of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 and determined no goodwill impairment exists. Goodwill will be reviewed for impairment at other times during the year when events or changes in circumstances indicate that an impairment might be present.

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

NOTE 3 - STOCK-BASED COMPENSATION

The Company provides equity incentives to employees and directors by means of incentive stock options and non-qualified stock options. The Company issues options from the 1997 Equity Compensation Plan (the "Plan"). The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. For the periods presented, stock-based compensation cost is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


                                                   Three months ended                   Nine months ended
                                                        April 30,                            April 30,
                                           ---------------------------------     ---------------------------------
                                                2003               2002               2003               2002
                                           --------------     --------------     --------------     --------------

Net income, as reported                    $          984     $        1,551     $        2,862     $        4,235
     Stock-based compensation expense,
        net of tax                                    202                332                539                990
                                           --------------     --------------     --------------     --------------
Pro forma net income                       $          782     $        1,219     $        2,323     $        3,245
                                           ==============     ==============     ==============     ==============

Net income per share:
      As reported
         Basic                             $         0.07     $         0.12     $         0.21     $         0.31
                                           ==============     ==============     ==============     ==============
         Diluted                           $         0.07     $         0.10     $         0.20     $         0.29
                                           ==============     ==============     ==============     ==============
     Pro forma
         Basic                             $         0.06     $         0.09     $         0.17     $         0.24
                                           ==============     ==============     ==============     ==============
         Diluted                           $         0.06     $         0.08     $         0.16     $         0.22
                                           ==============     ==============     ==============     ==============

NOTE 4 - NET INCOME PER SHARE

The Company's basic and diluted net income per share are computed in accordance with SFAS 128, "Earnings Per Share." Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). The following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

                                                       Three months ended                Nine months ended
                                                             April 30,                       April 30,
                                                  -----------------------------     -----------------------------
                                                      2003             2002             2003             2002
                                                  ------------     ------------     ------------     ------------
Shares used in computing basic
    net income per share                                13,232           13,382           13,391           13,483
Dilutive effect of stock options and warrants              521            1,614            1,180            1,290
                                                  ------------     ------------     ------------     ------------
Shares used in computing diluted
    net income per share                                13,753           14,996           14,571           14,773
                                                  ============     ============     ============     ============

As of April 30, 2003, options to purchase approximately 1.2 million shares of Common Stock at an average exercise price of $5.85 per share were anti-dilutive and not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the Common Stock for the period. At April 30, 2002, there were no anti-dilutive options to purchase Common Stock.

NOTE 5 - BUSINESS SEGMENTS

As set forth in the criteria of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is organized into two reportable segments: Software and ASP. The Software

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


segment consists of initial software license sales, professional services consulting derived from implementation and integration of the Company's software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The Company does not track operating results by segment below the operating income line nor does the Company track assets, depreciation and amortization by segment. The table below presents information about reported segments for the three and nine months ended April 30, 2003 and 2002 (in thousands):

                                         Three months ended                  Nine months ended
                                              April 30,                          April 30,
                                   ------------------------------      ------------------------------
                                       2003              2002              2003              2002
                                   ------------      ------------      ------------      ------------
Revenues:
    Software                       $     13,999      $     13,306      $     38,560      $     38,737
    ASP                                   6,069             5,074            17,017            14,947
                                   ------------      ------------      ------------      ------------
       Total revenues              $     20,068      $     18,380      $     55,577      $     53,684
                                   ============      ============      ============      ============

Operating income:
    Software                       $      5,729      $      5,772      $     15,488      $     17,028
    ASP                                     934             1,009             2,568             2,564
    Sales and marketing                  (3,031)           (2,720)           (8,277)           (7,972)
    General and administrative           (1,598)           (1,654)           (4,710)           (4,910)
                                   ------------      ------------      ------------      ------------
       Total operating income      $      2,034      $      2,407      $      5,069      $      6,710
                                   ============      ============      ============      ============

NOTE 6 - FOREIGN SUBSIDIARY INVESTMENT

During the current fiscal year, management of the Company determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and it will not seek repayment of this portion of the intercompany loan in the near term. In accordance with SFAS 52, "Foreign Currency Translation," the Company recognizes the translation of this long-term investment as a component of other comprehensive income. The Company recognizes the translation of the remaining portion of the intercompany loan in other income.

NOTE 7 - STOCK REPURCHASE

On June 3, 2003, subsequent to the balance sheet date, the Company repurchased approximately 3.1 million shares of its Common Stock, along with warrants to purchase approximately an additional 161,000 shares of its Common Stock, from Safeguard Scientifics, Inc. ("Safeguard") and a former officer of Safeguard in a private transaction. The purchase price was $5.95 per share or $18.7 million. The Company utilized a combination of bank financing and cash on hand to effect the transaction. The bank financing of approximately $14.2 million bears interest at a fixed rate of 3.3 percent and is repayable in equal monthly installments over four years. In connection with the repurchase, the Company obtained an opinion from an independent valuation and financial advisory firm stating the transaction was fair, from a financial point of view, to its stockholders. With the completion of this transaction and since inception of the stock repurchase program in 1998, the Company has repurchased a total of approximately 9.4 million shares of its Common Stock at an average cost of $5.37 per share.

                          DOCUCORP INTERNATIONAL, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)


NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the provisions of FIN 45 during the three months ended April 30, 2003. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is a guarantor only under its software product warranties. Under, FIN 45, product warranties are excluded from the initial recognition and initial measurement requirements, but are included in the disclosure requirements. The Company currently provides software product warranties to its customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At April 30, 2003 the Company had no material product warranty liability, as it has historically not experienced material warranty claims. The Company defers a portion of its initial license fee to cover maintenance and support over the warranty period and subsequently recognizes this amount as maintenance revenue over the warranty period.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company will adopt the provisions of SFAS 149 for the three months ending July 31, 2003. The Company does not believe that SFAS 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 for the three months ending July 31, 2003. The Company does not believe that SFAS 150 will have a material impact on its consolidated financial statements.

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

The Company derives its revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to its software products. ASP hosting revenues consist of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenues include fees for consulting, implementation and training services. License revenues are generally derived from perpetual licenses of software products. Maintenance revenues consist primarily of annual software maintenance contracts.

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

The Company has identified the following critical accounting policies, related to the significant judgments and estimates, used in the preparation of its consolidated financial statements:

Revenue recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues are derived from the sale of software licenses, annual maintenance and support agreements, professional services and ASP hosting services. Initial software license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The Company uses the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence ("VSOE"). The Company does not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, the Company has established VSOE only for the undelivered element(s) included in a multi-element arrangement. VSOE is based on the price charged when the same element is sold separately. Specifically, VSOE for maintenance and support is based upon the price that a customer pays to renew its maintenance and support agreement. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. The Company records deferred revenue for maintenance amounts invoiced prior to revenue recognition.

The Company's standard license agreements do not provide for rights of software return and or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

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

Professional services revenue includes implementation, training and consulting services related to the Company's software products. The services offered are not essential to the functionality of the software sold by the Company. Professional services revenue is generally recognized as the services are performed.

Revenue from the Company's ASP hosting operations is recognized in accordance with SAB 101. ASP hosting agreements are generally one to five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer's initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

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

HISTORICAL OPERATING RESULTS OF THE COMPANY

The following table sets forth selected unaudited interim consolidated statements of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                   Three months ended                  Nine months ended
                                                        April 30,                           April 30,
                                             ------------------------------      ------------------------------
                                                 2003              2002              2003              2002
                                             ------------      ------------      ------------      ------------
Revenues
         ASP hosting                                   30%               28%               31%               28%
         Professional services                         34                28                32                29
         License                                       11                18                10                17
         Maintenance                                   25                26                27                26
                                             ------------      ------------      ------------      ------------
                Total revenues                        100               100               100               100
                                             ------------      ------------      ------------      ------------

Cost of revenues
         ASP hosting                                   26                22                26                23
         Professional services                         25                25                24                24
         License                                        4                 4                 4                 4
         Maintenance                                    2                 2                 3                 2
                                             ------------      ------------      ------------      ------------
                Total cost of revenues                 57                53                57                53
                                             ------------      ------------      ------------      ------------

Gross Profit                                           43                47                43                47
                                             ------------      ------------      ------------      ------------

Operating expenses
         Product development                           10                10                10                10
         Sales and marketing                           15                15                15                15
         General and administrative                     8                 9                 9                 9
                                             ------------      ------------      ------------      ------------
                Total operating expenses               33                34                34                34
                                             ------------      ------------      ------------      ------------

Operating income                                       10                13                 9                13
Other income, net                                       0                 1                 0                 0
                                             ------------      ------------      ------------      ------------

Income before income taxes                             10                14                 9                13
Provision for income taxes                              5                 6                 4                 5
                                             ------------      ------------      ------------      ------------

Net income                                              5%                8%                5%                8%
                                             ============      ============      ============      ============


COMPARATIVE ANALYSIS OF QUARTERLY RESULTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002

Revenues

Total revenues increased 9% and 4% for the three and nine months ended April 30, 2003, respectively. For both the three and nine month periods, increased ASP hosting revenue, professional services revenue and maintenance revenue were partially offset by decreased license revenue. For the three months ended April 30, 2003, ASP hosting revenue increased approximately $1.0 million, or 20%, due to the addition of several new customers, which generated approximately $1.1 million in revenue, partially offset by a decrease of approximately $107,000 in revenue generated from existing customers. ASP hosting revenue increased $2.1 million, or 14%, for the nine months ended April 30, 2003, due to the addition of approximately $1.6 million in revenue generated from new customers and an increase of approximately $424,000 in revenue generated from existing customers. For the three and nine months ended April 30, 2003, professional services revenue increased approximately 29% and 15%, respectively, due primarily to the recognition of approximately $1.3 million in professional services revenue under one large consulting contract that had previously been deferred. Maintenance revenue increased approximately 4% and 8% for the three and nine months ended April 30, 2003, respectively, due to maintenance agreements associated with new license sales and customers expanding their processing rights for existing products. License revenues decreased approximately 31% and 40% for the three and nine months ended April 30, 2003, respectively, as a result of a lower volume of software license contracts as companies are curtailing capital expenditures in this current difficult economic and geopolitical environment.

Backlog for the Company's products and services was approximately $48.3 million as of April 30, 2003, of which approximately $19.8 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days' notice; however, the Company has not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting are based on management's estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one to five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues of ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of personnel costs, facility and equipment costs, postage and supplies related to the Company's two ASP hosting centers. Cost of ASP hosting revenue increased approximately 26% and 17% for the three and nine months ended April 30, 2003, respectively, due primarily to increased salaries and personnel related costs, computer costs and postage expense associated with expanding the business. Salaries and personnel related costs increased approximately 43% and 37% for the three and nine months ended April 30, 2003, respectively, as a result of increased staffing in systems support and production services. Computer costs increased approximately 17% and 15% for the three and nine months ended April 30, 2003, respectively. Postage expense increased approximately 37% and 17% for the three and nine month period, respectively, due primarily to an increase in postage rates. For the three months ended April 30, 2003 and 2002, cost of ASP hosting revenue represented approximately 85% and 80% of ASP hosting revenues, respectively. For the nine months ended April 30, 2003 and 2002, cost of ASP hosting revenue represented approximately 85% and 83% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP hosting revenue is primarily the result of increased staffing in systems support and production services. Cost of ASP hosting revenue is expected to increase as ASP revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, training and consulting services. Cost of professional services revenue increased approximately 5% and 3% for the three and nine months ended April 30, 2003, respectively. The increase is primarily due to the amortization of approximately $472,000 in costs under one large consulting contract that had previously been deferred, partially offset by approximately $350,000 of cost in the prior year related to the Company's bi-annual user group conference held in March 2002. For the three months ended April 30, 2003 and 2002, cost of professional services revenue represented approximately 73% and 90% of professional services revenues, respectively. For the nine months ended April 30, 2003 and 2002, cost of professional services revenue represented approximately 75% and 84% of professional services revenues, respectively. The decrease in costs as a percentage of professional services revenues is mainly due to the recognition of previously deferred revenue and related recognition of deferred costs associated with one large consulting contract. The Company expects cost of professional services revenue to increase as professional services revenue increases.

Cost of license revenue. Cost of license revenue represents amortization of capitalized software development costs. For the three and nine months ended April 30, 2003, cost of license revenue increased approximately 27% and 25%, respectively. The increase in amortization is driven by the increase in capitalized software development costs. In order to gain market share within the financial services industry, the Company has increased its product development and packaging efforts to better serve its financial services customers. The Company anticipates continued development efforts, including Internet applications, integration of its existing product offerings, further development of packaged applications for use in industries such as financial services and development of new software products.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone support. For the three and nine months ended April 30, 2003, cost of maintenance revenue increased approximately 14% and 15%, respectively, due primarily to an increase in salaries and personnel related costs. For the three and nine months ended April 30, 2003, salaries and personnel related costs increased approximately 18% and 19%, respectively. The cost of maintenance revenue is expected to decrease as the Company has reduced support of its legacy software products and enhanced its ability to provide online support.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. Product development expenses increased approximately 15% and 6% for the three and nine months ended April 30, 2003, respectively. The increase is due primarily to increased salaries and personnel related costs and computer costs. For both the three and nine months ended April 30, 2003, salaries and personnel related costs increased approximately 11% due primarily to increased development efforts. Computer costs increased approximately $57,000 and $131,000 for the three and nine months ended April 30, 2003, respectively.

Sales and marketing. Sales and marketing expenses increased approximately 11% and 4% for the three and nine months ended April 30, 2003. The increase is due primarily to salaries and personnel related costs as the Company has added additional sales practice leaders. Salaries and personnel related costs increased approximately 30% and 23% for the three and nine months ended April 30, 2003, respectively. The increase in salaries and personnel related costs is partially offset by a decrease in incentive compensation as a result of decreased software license revenue. Incentive compensation decreased approximately 6% and 25% for the three and nine months ended April 30, 2003, respectively.

General and administrative. General and administrative expenses consist of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense decreased approximately 3% and 4% for the three and nine months ended

April 30, 2003, respectively. The decrease is due primarily to a continued focus on managing controllable expenses.

Other income, net

Other income, net decreased approximately $241,000 and $94,000 for the three and nine months ended April 30, 2003, respectively, largely due to a foreign currency exchange loss associated with the Company's European subsidiary and a decrease in interest income. For the three months ended April 30, 2003, the Company incurred a foreign currency exchange loss of approximately $52,000 as compared to a foreign currency exchange gain of approximately $168,000 for the three months ended April 30, 2002. For the nine months ended April 30, 2003, the Company incurred a foreign currency exchange rate gain of approximately $54,000 as compared to a foreign currency exchange rate gain of approximately $86,000 for the nine months ended April 30, 2002. Interest income decreased approximately $34,000 for the nine months ended April 30, 2003 due to a decrease in interest rates.

Provision for income taxes

The effective tax rate for the three and nine months ended April 30, 2003 was approximately 51% and 45%, respectively. The effective tax rate for the three and nine months ended April 30, 2002 was approximately 41% and 39%, respectively. The rates differ from the federal statutory rate due to losses generated by the Company's European subsidiary, for which the Company does not recognize a tax benefit.

Net income

Net income decreased approximately 37% and 32% for the three and nine months ended April 30, 2003, respectively. This decrease is primarily due to a lower volume of software license contracts and a higher tax rate in the three and nine months ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, the Company's principal sources of liquidity consisted of cash and cash equivalents of approximately $12.1 million. Cash and cash equivalents at April 30, 2003 increased approximately $2.4 million from approximately $9.7 million at July 31, 2002.

Cash provided by operating activities was approximately $9.1 million and $10.2 million for the nine months ended April 30, 2003 and 2002, respectively. In addition to lower net income for the nine months ended April 30, 2003, notable changes in the balance sheet that impacted cash flows from operations include the following:

         o Deferred revenue increased approximately $1.1 million due to growth in maintenance revenue from a larger installed customer base receiving ongoing maintenance and support services.

         o Accrued liabilities decreased due to a decrease in accrued compensation of approximately $179,000 and a net decrease in other accrued liabilities of approximately $449,000. The decrease in accrued compensation is due primarily to a decrease in incentive compensation as a result of lower software license revenue and profitability. The decrease in other accrued liabilities is due to timing of the Company's payments.

         o Income taxes payable increased approximately $519,000 due primarily to the increase in the Company's effective tax rate and the timing of the Company's federal income tax payments.

Cash flows used in investing activities was approximately $1.6 million and $4.7 million for the nine months ended April 30, 2003 and 2002, respectively. Cash used in investing activities during the nine months ended April 30, 2003 was related to the purchase of approximately $2.6 million of fixed assets, approximately $3.0 million in costs associated with the development of capitalized software and the purchase of approximately $3.0 million in short-term investments, partially offset by the maturity of approximately $7.0 million in short-term investments. The approximate $4.7 million of cash used in investing activities during the nine months ended April 30, 2002 related to the purchases of fixed assets of approximately $2.0 million and approximately $2.7 million of capitalized software development costs.

Cash flows used in financing activities was approximately $5.2 million and $3.1 million for the nine months ended April 30, 2003 and 2002, respectively. Cash used in financing activities in both periods presented relates to the purchase of treasury stock, partially offset by proceeds from the exercise of stock options and warrants and the issuance of stock under the Employee Stock Purchase Plan. In addition, the exercise of non-qualified stock options generated a non-cash tax benefit of approximately $763,000. As of April 30, 2003, the Company had approximately 3,698,000 shares of treasury stock at an average per share cost of $5.25. Since inception of the Company's stock repurchase program in fiscal 1999 through April 30, 2003, the Company has repurchased approximately 6,194,000 shares of stock at an average purchase price of $5.09 per share. The Company's Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Subsequent to April 30, 2003, the Company repurchased approximately 3.1 million shares of its Common Stock from Safeguard Scientifics, Inc. ("Safeguard") and a former officer of Safeguard for $5.95 per share. Since inception of the Company's stock repurchase program, including the purchase of stock from Safeguard, the Company has repurchased approximately 9.4 million shares of Common Stock at an average price of $5.37 per share.

Working capital was approximately $10.5 million at April 30, 2003, compared with approximately $13.2 million at July 31, 2002. The decrease of approximately $2.7 million in working capital is due to a decrease in current assets of approximately $1.9 million and an increase in current liabilities of approximately $764,000. The decrease in current assets is primarily due to a net decrease in cash and short-term investments from approximately $13.7 million at July 31, 2002 to approximately $12.1 million at April 30, 2003, as the Company utilized cash to purchase its Common Stock. The increase in current liabilities is primarily due to an increase of approximately $1.1 million in deferred revenue due to growth in maintenance revenue from a larger installed customer base receiving ongoing maintenance and support services.

At April 30, 2003, the Company had a $10.0 million revolving credit facility with Comerica Bank - Texas. The credit facility bears interest at the bank's prime rate less 100 basis points or libor rate of interest plus 150 basis points, and is collateralized by substantially all of the Company's assets. Under the credit facility, the Company is required to maintain certain financial covenants. As of April 30, 2003, there were no borrowings under this credit facility.

Subsequent to April 30, 2003, and in connection with the repurchase of the Company's Common Stock and warrants on June 3, 2003, the Company amended its revolving credit facility and entered into a $14.2 million term note. The borrowing potential available under the revolving credit facility was reduced from $10.0 million to $5.8 million and expires on August 31, 2005. As of June 4, 2003, there were no borrowings under the revolving credit facility. The term note bears interest at a fixed rate of 3.3% and is repayable in equal monthly installments over four years.

The Company's liquidity needs are expected to arise primarily from the repayment of debt, funding the continued development, enhancement and support of its software offerings, selling and marketing costs associated with expansion in new vertical and international markets and purchase of treasury stock under the Company's stock repurchase program. Although the Company has no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of the Company's cash could be used to acquire complementary businesses or obtain the right to use complementary technologies.

The Company's liquidity could be negatively impacted by a decrease in demand for its products, which are subject to rapid technology changes, reductions in capital expenditures by its customers and intense competition, among other factors. Operating leases are the Company's only off balance sheet arrangements.

The Company currently anticipates that existing cash and cash equivalents, together with cash generated from operations and available borrowings under its credit facility, will be sufficient to satisfy its operating cash needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the provisions of FIN 45 during the three months ended April 30, 2003. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is a guarantor only under its software product warranties. Under, FIN 45, product warranties are excluded from the initial recognition and initial measurement requirements, but are included in the disclosure requirements. The Company currently provides software product warranties to its customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At April 30, 2003 the Company had no material product warranty liability, as it has historically not experienced material warranty claims. The Company defers a portion of its initial license fee to cover maintenance and support over the warranty period and subsequently recognizes this amount as maintenance revenue over the warranty period.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company will adopt the provisions of SFAS 149 for the three months ending July 31, 2003. The Company does not believe that SFAS 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the provisions of SFAS 150 for the three months ending July 31, 2003. The Company does not believe that SFAS 150 will have a material impact on its consolidated financial statements.

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

For the three months ended April 30, 2003 and 2002, approximately 4% and 6%, respectively, of the Company's revenues, 4% and 8%, respectively, of the Company's cost of revenues and 14% and 8%, respectively, of the Company's operating expenses were denominated in British pounds. For the nine months ended April 30, 2003 and 2002, approximately 5% and 6%, respectively, of the Company's revenues, 4% and 3%, respectively of the Company's cost of revenues and 15% and 11%, respectively, of the Company's operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on the Company's operations; however, there can be no guarantees that it will not have a material impact in the future. The Company's exposure to fluctuations in currency exchange rates will increase as it expands its operations outside the U.S.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1   - Certification pursuant to 18 U.S.C. Section 1350,
                           as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                  99.2   - Certification pursuant to 18 U.S.C. Section 1350,
                           as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  On February 19, 2003, the Company filed a Current Report on Form 8-K announcing its results of operations for the quarter ended January 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Docucorp International, Inc.
------------------------------------
       (Registrant)


/s/ John H. Gray                            Date:  June 16, 2003
------------------------------------               -----------------------------
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


/s/ Michael D. Andereck
------------------------------------
Michael D. Andereck
President and Chief Executive Officer
June 16, 2003

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

/s/ John H. Gray
------------------------------------
John H. Gray
Senior Vice President, Finance and
Administration
(Principal Financial Officer)
June 16, 2003