Form 10-K
period 2003-07-31
DOCUCORP INTERNATIONAL INC
filed 2003-10-29
CIK 1033864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934

   FOR THE FISCAL YEAR ENDED JULY 31, 2003
                             -------------

                                       or

        TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

   FOR THE TRANSITIONAL PERIOD FROM        TO
                                    ------    ------

                        COMMISSION FILE NUMBER 00-1033864
                                               ----------

                          DOCUCORP INTERNATIONAL, INC.
          -------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      75-2690838
    --------------------------------                    -------------------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       5910 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TEXAS      75206
       ------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (214) 891-6500 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                   -------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [ X ]

     As of October 10, 2003, there were 9,841,373 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $64,299,860 based upon the closing price of $7.49 per share on October 10, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2003 are incorporated by reference in Items 7 and 8 of Part II of this report.

     Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.


                                          DOCUCORP INTERNATIONAL, INC.
                                                TABLE OF CONTENTS
                                                    FORM 10-K
                                                  July 31, 2003
PART I.

Item 1.  Business....................................................................................2

Item 2.  Properties.................................................................................15

Item 3.  Legal Proceedings..........................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders........................................15

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................16

Item 6.  Selected Consolidated Financial Data.......................................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................18

Item 8.  Financial Statements and Supplementary Data................................................18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......18

Item 9A. Controls and Procedures....................................................................19

PART III.

Item 10. Directors and Executive Officers of the Registrant.........................................20

Item 11. Executive Compensation.....................................................................20

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matter.....................................................................................20

Item 13. Certain Relationships and Related Transactions.............................................20

Item 14. Principal Accounting Fees and Services.....................................................20

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................21

Signatures..........................................................................................22

Index to Exhibits...................................................................................26

                                     Part I

ITEM 1.  BUSINESS

GENERAL

Docucorp International, Inc. ("Docucorp") develops, markets and supports a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle - from acquisition of the first raw data point to final delivery of personalized information to the customer.

We were created by the May 15, 1997 acquisition of FormMaker Software, Inc. by Image Sciences, Inc.

Today, leveraging new Internet-based technology, we are the authority in providing dynamic solutions for acquiring, managing, personalizing and presenting information of all kinds - from insurance policies, bills and statements to e-mail and online transactions.

Servicing the entire enterprise information lifecycle, our comprehensive offering supports a wide range of in-house and outsourced enterprise applications, including customer statements and billings, electronic bill presentment and payment ("EBPP"), insurance policy production, correspondence automation and call center fulfillment. Our software solutions support leading hardware platforms, operating systems, printers and imaging systems.

Our ASP hosting service gives customers the flexibility to implement solutions in-house or completely outsource their information management to our ASP centers, where our software and facilities are used to provide processing, print, mail, archival and Internet delivery of documents. Our ASP offerings include customer statement and bill generation, EBPP, insurance policy production, disaster recovery and electronic document archival.

Additionally, we provide professional services related to our software solutions. Our professional services offerings include implementation, integration, training and consulting services.

Operating primarily in three key markets - insurance, utilities and financial services - we now help more than 1,200 customers worldwide maximize the value of their enterprise information, reducing costs, increasing productivity, improving customer service, building customer loyalty and facilitating new revenue opportunities.

We believe we are the leading provider of enterprise information solutions for the insurance industry, including customers such as Prudential Insurance Company of America, Aon Service Corporation and American International Group (AIG). Our insurance customer base includes more than half of the 200 largest United States insurance companies, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs).

We also believe we have become a leading provider of software solutions and services for companies in the utilities industry. Key customers include ORCOM Solutions, Southern Company Services, Inc. and Toronto Hydro-Electric System Limited.

We have continued to enhance our solutions for the financial services industry, attracting key clients such as American Express Services Limited, Royal Bank of Canada and Halifax Cetelem Credit Ltd.

Our customer base also extends into the higher education and transportation industries, including customers such as The University of Texas and Yellow Services, Inc.

INDUSTRY BACKGROUND

Certain trends have accelerated the need for automating the process of acquiring, managing, personalizing and presenting enterprise-wide information. Deregulation of industries such as insurance, utilities and financial services has resulted in increased competition and caused participants in such industries to focus more closely on reducing operating costs and maximizing the functionalities and capabilities available within a software solution.

The current difficult economic environment has prompted customers and prospects to focus on Return On Investment ("ROI") when making purchasing decisions. In fact, few companies are buying software or services unless ROI can be proven. We have succeeded in this difficult economy because we have been able to successfully demonstrate ROI for our solutions. With our solutions, customers can turn resource-draining manual processes into electronic workflows that enable personalized customer communications to be instantly created, stored and accessed, significantly impacting their company's performance.

Additionally, rapid technological advances in tiered client/server architecture and the Internet, adoption of Microsoft's WindowsXP and NET, emergence of Sun Microsystems' Java and J2EE, and the acceptance of evolving XML standards have expanded the benefits that businesses can derive from document automation. Process automation and Web-based access and delivery of information enable our customers to save substantial amounts of time and money.

With our solutions, companies are also able to:

o Reduce time, errors and labor costs associated with manual processes and input;

o    Eliminate hard copy storage costs with electronic archiving;

o Shorten document preparation and reduce duplicate data entry by reusing electronically captured and stored data;

o    Reduce delays and processing time by automating routing and workflow; and

o Speed customer service response time by electronically accessing file information.

The same advances that have enhanced the benefits of such process automation, however, have rendered the development and implementation of solutions increasingly complex. Consequently, businesses are increasingly outsourcing some of their needs to skilled and experienced companies like ours that provide ASP hosting services.

Information is critical to corporations as they endeavor to increase revenue, improve customer service and reduce costs. The emergence of call centers has also increased the demand for access to and automation of customer communications. Companies can increase revenue by leveraging information through personalizing and producing high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Personalization and presentation of information enables companies to provide better customer service by:

o Presenting information in print and over the Internet in more attractive, easier-to-read formats;

o    Increasing accuracy;

o    Minimizing the time it takes to produce and deliver information; and

o Providing customer service personnel with immediate access to electronically archived information.

Our customers are finding that personalization of customer communications can be a powerful tool for increasing customer satisfaction. As a result, an increasing number of companies are employing innovative comprehensive information presentment processes.

GROWTH STRATEGY

Our strategy for growth consists of the following:

Leveraging existing customer relationships
------------------------------------------

We have an installed base of more than 1,200 customers. Existing customers expanding or upgrading their information solutions provide us with a market for additional software solutions and services. The majority of our revenues are generated from existing customers.

Expansion in vertical markets
-----------------------------

It is our belief that we are a leading provider of information management solutions for the insurance and utilities industries. During fiscal year 2003, we continued our expansion efforts in the financial services industry. Revenues from the financial services industry represented approximately 8% of our total revenues in the fiscal year 2003. The financial services industry, like insurance and utilities, has an increasing need for reducing operating costs, as well as communicating more effectively with their customers.

Expanding internationally
-------------------------

Approximately 5% of our revenues came from customers outside of North America in fiscal 2003. We plan to expand our Europe, Middle East and Africa ("EMEA") customer base primarily through direct sales and by cultivating and expanding our European distribution alliances. During fiscal 2003, we entered into a strategic business alliance with WRDCLogsys, a leading supplier of solutions and services for public and private sector organizations in Europe. We intend to continue our efforts in promoting Docucorp solutions internationally through direct sales and further strategic alliances.

Developing and enhancing new technologies
-----------------------------------------

Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange including XML, SOAP, LINUX, Java and Microsoft.Net. During the current fiscal year, we continued to expand our family of e-solution software that speeds business applications to the Internet by enabling everything from filling out forms and publishing documents online to managing and viewing documents via the Internet. During fiscal 2004, our product development efforts will include development of new functionality, integration of existing solutions to provide information exchange through the Internet and further development and packaging of applications for use in vertical industries such as insurance, utilities and financial services.

Pursuing acquisitions and strategic alliances
---------------------------------------------

We have successfully completed three acquisitions since 1997. We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services or market penetration. In addition, as we expand in our targeted vertical markets, we intend to enter into additional sales and marketing strategic alliances in such markets. In fiscal 2003, we entered into alliances with Castek, Inc., Oce Printing Systems USA, Inc., Insurance Services Office, Inc.

(ISO), Applied Systems, Inc., The Weiland Financial Group, Inc. and WRDCLogsys. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

Expanding ASP hosting business
------------------------------

In fiscal 2000, we adopted an ASP business model, which provides hosted software applications on a per transaction basis. Our ASP offering allows customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides us with a growing source of recurring revenues. ASP revenues increased 13% in fiscal 2003 as compared to fiscal 2002. We have two ASP hosting centers in the United States to meet the demands for capacity as well as offer off-site backup and disaster recovery capabilities to our customers.

DOCUCORP SOLUTIONS

We focus on providing enterprise-wide solutions that acquire, manage, personalize and present information. Customers can purchase these solutions by either licensing our software for in-house installation or by utilizing the solutions through our ASP centers on a per transaction basis. We market solutions primarily to three vertical markets: insurance, financial services and utilities. Set forth below is a list of representative solutions that we provide to each of these vertical markets:

Insurance solutions
-------------------

INSURANCE POLICY PRODUCTION - Enables companies to create, publish, distribute and archive high volumes of personalized insurance policies, quotes, endorsements, cancellations and renewals.

CORRESPONDENCE - Allows insurance representatives to electronically access policies and other critical data to verify coverage, automate and personalize subsequent document packages and correspondence.

INTERNET VIEWING AND ENTRY - Enables insurance agents, customer service representatives or policyholders to access (and enter) data for policies, claims forms, applications, invoices, correspondence or other key documents via the Internet.

ELECTRONIC BILL PRESENTMENT & Payment - provides policyholders with the ability to view premium notices and pay premiums online.

Financial services solutions
----------------------------

WEALTH MANAGEMENT - Enables financial advisors and customers to electronically access client data from multiple accounts for review and analysis, while automating and personalizing subsequent consolidated customer statements and correspondence.

E-FORMS - Enables financial services companies to establish electronic workflows for form creation, form fill, routing and distribution for both internal and customer-facing forms.

INVESTMENT SHOWCASE - Enables financial advisors to electronically acquire and aggregate customer information from multiple systems across disparate lines of business to create personalized investment presentations.

FINANCIAL STATEMENTS - Enables financial services companies to produce dynamic, personalized statements, which reflect customer preferences for content and format, from numerous data sources for multi-channel distribution, including print, PDF, fax and e-mail.

Utilities solutions
-------------------

BILL PRINT - Allows utility companies to cross-market and consolidate billing statements for multiple services such as gas, electricity, cable TV, security and Internet.

BILLS2GO - A turnkey outsourced billing solution designed around an established set of standard billing templates, enabling small to medium size utility companies to produce personalized consolidated bills at an affordable rate.

ELECTRONIC BILL PRESENTMENT & Payment - Enables companies to give their customers the ability to view and pay their bills online.

DOCUCORP SOFTWARE PRODUCTS

We offer our enterprise-wide information solutions through a portfolio of scalable, high-performance software applications that address each phase of the enterprise-wide information process of acquiring, managing, personalizing and presenting information. Our philosophy of open architecture and support of industry standards enables our customers to select software and hardware from other leading vendors and integrate them with Docucorp solutions. Software licenses accounted for approximately 11%, 17% and 18% of our total revenues in fiscal 2003, 2002 and 2001, respectively. Revenues related to maintenance and support agreements accounted for approximately 27% of our total revenues in fiscal 2003 and 26% in each of fiscal 2002 and 2001. Our software solutions have been organized into the following four primary categories.

Acquiring Information
---------------------

Docucreate products create forms that can be used repeatedly in high-volume environments. These software products include editors that create forms and insert fields for run-time variable data insertion. They also produce device-independent data streams that can be printed, archived and distributed over intranets and the Internet. License revenues from Docucreate software products accounted for approximately 9% of our total license revenues in fiscal year 2003 and 10% in each of fiscal 2002 and 2001. Specific products include:

     DOCUCREATE WORKSTATION - A Microsoft Windows-based product that includes a WYSIWYG forms editor, field editors and print drivers necessary to create and edit both static and dynamic forms that can be output in Xerox Metacode, IBM AFP and other print data streams.

     DOCUCREATE SC (KOFAX) - A Microsoft Windows-based server product that enables document capture by a Kofax Accent scanner.

     DOCUCREATE IC - A server product available for Microsoft NT, AIX and IBM MVS platforms, which enables graphic images created by a personal computer or captured by scanner or fax to be incorporated within documents for print on high-speed Xerox and IBM printers, or to be published in digital formats over intranets and the Internet.

Managing information
--------------------

Documanage software delivers full document management and archival to information-intensive companies. License revenues from our software products that manage and archive information accounted for approximately 12% of our total license revenues in fiscal year 2003 and 15% in each of fiscal 2002 and 2001. Specific products include:

     DOCUMANAGE WORKSTATION - A Microsoft Windows-based viewer that retrieves indexed documents from the Documanage server and other repositories for viewing, annotating and routing with viewer support of more than 200 image and print stream formats.

     DOCUMANAGE SERVER - Automatically indexes and stores various print data streams and imaging system formats and performs document management, including check-in/check-out, automated version control, multi-tier security and annotations. This product runs under Microsoft NT, AIX and mainframe MVS, and accepts hundreds of image formats, as well as IBM AFP, Xerox Metacode, Docucorp DCD and line printer data streams.

Personalizing information
-------------------------

DOCUMAKER, DOCUMAKER FP AND DOCUFLEX are powerful, high-volume production publishers for personalizing and presenting information. The publishing products perform data merging, content assembly and business rules creation to automate enterprise-wide production of applications such as insurance policies and customer statements. They provide device-independent technologies that enable individualized printing, archiving and delivery via networks and the Web. License revenues from our software products that personalize information accounted for approximately 59%, 45% and 55% of our total license revenues in fiscal year 2003, 2002 and 2001, respectively. Specific products include:

     DOCUMAKER WORKSTATION - A Microsoft Windows-based application that enables device-independent document production, including automated and dynamic forms fill, data editing and WYSIWYG viewing of documents.

     DOCUMAKER SERVER - A server-based product for customized, business rule-intensive publishing applications that require unique documents, such as insurance policies, customer correspondence, flexible bills and statements. Documaker runs under Microsoft NT, AIX and mainframe MVS.

     DOCUMAKER FP - A server-based product that personalizes and presents information repeatedly using the same forms in various combinations, such as insurance policies. Documaker FP runs under Microsoft NT, AIX and mainframe MVS.

     DOCUFLEX - An easy-to-use, powerful publishing engine for dynamically composing highly personalized booklets, catalogs, contracts and statements. Docuflex runs under Microsoft NT.

     PPS - A Microsoft Windows-based insurance policy software product targeted for insurance agents.

Presenting information
----------------------

With our family of e-solution software products, we can help companies speed business applications to the Internet, Web-enabling anything from forms fill and publishing to managing and viewing documents. Solutions are platform-independent and fully scalable. License revenues from our software products that present information accounted for approximately 16%, 23% and 14% of our total license revenues in fiscal years 2003, 2002 and 2001, respectively. Specific products include:

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

PROFESSIONAL SERVICES

We offer a broad range of professional services related to our software solutions. As of July 31, 2003, we employed approximately 135 professional service personnel, who represent one of the largest services organizations in our industry. Our professional services personnel have experience across many vertical industries and types of information solutions.

A majority of our professional services consulting revenue is derived from implementation and integration of our software solutions. We also derive professional services revenue from consulting and training. Our professional services group works with clients to develop and define enterprise information strategies to meet specific business needs. Training classes are available to assist clients with implementing and using our applications, and training offerings are available in standardized and customized formats. A majority of our consulting services are related to Docucorp solutions that personalize information. Consulting services accounted for approximately 31%, 29% and 33% of our total revenues in fiscal years 2003, 2002 and 2001, respectively.

ASP HOSTING

We offer ASP hosting services that utilize our software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. We operate two ASP hosting centers located in Atlanta and Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, bundle the output for bulk mailings and host Internet bill presentation and payment. ASP hosting services accounted for approximately 31%, 28% and 23% of our total revenues in fiscal years 2003, 2002 and 2001, respectively.

PRODUCT DEVELOPMENT

We have made and expect to continue to make substantial investments in research and product development. During the fiscal year, our product development efforts focused on the development of new Internet functionality, integration of Web capabilities into existing solutions and further development of new applications for the insurance, utilities and financial services markets.

In August 2002, we announced the Java-based version of iEntry/iPPS. iEntry is an integral component of our Internet Policy Production System (iPPS), an Internet-based software solution that enables the review and creation of insurance policies and documents from remote locations.

In October 2002, we announced Docupresentment 10.2, a new version of our Web-enabled solution that allows companies to display, present and view information across the Internet and enterprise. Docupresentment includes Internet Document Server (IDS), a Web-enabled application server that provides a platform for bridging back office document processing and management applications to thin-client users over the Internet.

Additionally, in October 2002, we announced Documaker 10.2, a new version of our flexible, high-performance publishing solution that enables companies to produce high volumes of customized information. Documaker's publishing capabilities range from automating insurance policies for millions of individual recipients to creating personalized one-on-one documents based on unique publishing rules.

Also in October 2002, we announced Unicode support, an international standard encoding system that provides a unique code for every character in a document, regardless of the program, language or platform being used. In April 2003, we announced Transall 10.3 with enhanced support for XML integration and transformation with traditional data repositories across platform boundaries.

We announced a statement solution for the financial services industry in March 2003. Our statement solution enables financial services companies to produce dynamic, personalized statements that reflect customer preferences for content and format. A single statement, which can be published for commercial and retail customers, can be produced from numerous data sources for multi-channel distribution, including print, PDF, fax and e-mail.

In June 2003, we introduced an investment showcase solution for the financial services industry. Our investment showcase solution enables financial services companies to electronically acquire and aggregate customer information from multiple systems across disparate lines of business to create personalized client investment presentations.

The following month we announced an e-forms solution for the financial services industry. Our e-forms solution enables financial services companies to establish electronic workflows for form creation, form fill, routing and distribution for both internal and customer-facing forms.

We have committed substantial resources to product development. As of July 31, 2003, we employed approximately 95 technical personnel engaged in research, product development and customer support activities. The product development process is a cooperative effort between our customers and us. Early review of functionality specifications and demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. We have a formal planning process for new software solutions, as well as software upgrades and maintenance releases, to maximize software quality, ensure timeliness of releases and meet or exceed our customers' expectations. In fiscal years 2003, 2002 and 2001, our product development expenditures were approximately $12.0 million, $11.1 million and $9.1 million, respectively.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. We also market our solutions through marketing alliances and distributors. Our sales resources are organized by the vertical industry markets we serve. As of July 31, 2003, we employed approximately 35 direct sales and sales support representatives, who operate primarily from Dallas, Atlanta and London. Sales representatives are compensated principally on a commission basis. Distributor relationships are established in the United States, Canada, Europe, South Africa and Asia.

We intend to increase our distribution channels through marketing, sales and distribution and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Applied Systems, AscendantOne, ePolicy Solutions, Sanchez e-Profile, Firstlogic, ISO, Kofax, Oce, Rackley Systems, SAP, Xerox, Microsoft, ACORD, CSC, The Weiland Financial Group, SCT Utility Systems, ORCOM Solutions, CheckFree and BillMatrix. These relationships provide sales leads for our solutions or provide access to certain technological information and resources.

Our software solutions are generally licensed on a perpetual basis for an up-front fee. Initial software license fees typically range from $100,000 to $400,000. Most customers also enter into maintenance agreements, which typically provide for annual maintenance fees ranging from 18% to 30% of current license fees depending upon the vertical market, size of the customer and license fee. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions and use of our "Hotline" support, which provides technical assistance to the software user. We generally charge customers for professional services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. ASP hosting services are charged primarily on a transaction fee basis.

CUSTOMERS

We generally market to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of our revenues are generated from the insurance industry. Approximately 67% of our total revenues in fiscal 2003 were derived from the insurance industry. We believe that we have the largest installed customer base for insurance policy production in the insurance industry, with more than half of the 200 largest United States insurance companies using our software and services, including nine of the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. Approximately 20% of our total revenues for the year ended July 31, 2003 were derived from the utilities industry and 8% of our total revenues were derived from the financial services industry. We also have an installed base of customers in the higher education, telecommunications, transportation and government markets.

Set forth below is a representative list of our customers in the various industries in which we market our software and services:

   Insurance
   ---------

   Prudential Insurance Company of America
   American International Group (AIG)
   Aon Service Corporation
   Aegon USA Companies
   MetLife Investors Group


   Utilities
   ---------

   Southern Company Services, Inc.
   Toronto Hydro-Electric System Limited
   COBB Electric Membership Corporation
   Vectren Utilities Holdings, Inc.
   Shell Energy Services Company, L.L.C.

   Financial services
   ------------------

   Royal Bank of Canada
   ABN-AMRO Bank N.V.
   Halifax Cetelem Credit Ltd

   Higher education
   ----------------

   The University of Texas
   San Francisco State University

   Transportation
   --------------

   Yellow Services, Inc.
   Wisconsin Department of Transportation

COMPETITION

The market for enterprise information solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Document Sciences Corporation, Group 1 Software, Inc., ISIS Information Systems, InSystems Technologies, Inc., Metavante, Mobius Management Systems, Inc. and Exstream Software and (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, KPT, Inc. and DST Output. We believe that the principal competitive factors in the information solutions software market are technology performance and functionality, ease of use, multi-platform offerings, reputation, quality of customer support and service and price. The degree of competition varies significantly by the solution being offered and the vertical market being served.

We may also face competition from new entrants into the industry. As the market for information solutions continues to develop, current or potential competitors who have access to significantly greater resources could attempt to enter or increase their presence in the market either independently or by acquiring or forming strategic alliances with our competitors or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.



INTELLECTUAL PROPERTY, TRADEMARKS AND PROPRIETARY RIGHTS

We rely primarily on a combination of copyright, distribution software license agreements, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to safeguard our software solutions. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our solutions or obtain and use information we regard as proprietary. While our competitive position may be affected by our ability to protect our proprietary information, we believe that trademark and copyright protections are not material to our success.

Our software solutions are licensed to end-users on a "right to use" basis pursuant to license agreements. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent that the laws of the United States. Generally, we distribute our software in object format only and do not provide access to the underlying source code.

As the number of software solutions in the industry increases and the functionality of these solutions further overlap, we believe that software programs will increasingly become subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future solutions, and in this event could require us to enter into royalty arrangements or result in costly litigation.

We also rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our solutions to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain and enhance, any of such software could result in increased costs, delays or reductions in software shipments until equivalent software could be developed or licensed and integrated.

EMPLOYEES

As of July 31, 2003, we had approximately 405 employees, of which approximately 135 were engaged in professional services, 95 in product development and customer support, 80 in ASP hosting, 45 in sales and marketing and 50 in finance, administration, human resources and internal computer systems support. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include but are not limited to those discussed in the section entitled "Risk Factors." Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurance can be given that such expectation will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RISK FACTORS

Social, political and economic risks could adversely affect our business.
-------------------------------------------------------------------------

Acts of terrorism have caused major instability in the United States and other financial markets. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and the results of our operations. Our business is subject to general economic conditions and fluctuation in corporate spending. Any adverse effect on the economy, depending on the magnitude, could have a material adverse effect on our operating results. There can be no assurance as to the future effect of changes in social, political and economic conditions on our business or financial condition.

We may face difficulties in expanding our operations in international markets.
------------------------------------------------------------------------------

The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We have only limited experience in establishing and managing international operations, and our Europe, Middle East and Africa ("EMEA") operations have not been profitable to date. We cannot be certain that our operations in countries outside of North America will produce desired levels of revenues or profitability. International expansion may negatively effect our operating results because of numerous factors, including difficulties in staffing and managing foreign operations; potential losses from foreign currency fluctuations; seasonal reductions in business activity in Europe; increased financial accounting and reporting burdens; potential adverse tax consequences; compliance with a wide variety of complex foreign laws and treaties; reduced protection for intellectual property rights in some countries and potential language-specific requirements for software.

Our results of operations are dependent on significant revenues from two
------------------------------------------------------------------------
industries.
-----------

Approximately 67% and 64% of our total revenues for the year ended July 31, 2003 and 2002, respectively, were derived from the insurance industry. Approximately 20% and 21% of our total revenues for the year ended July 31, 2003 and 2002, respectively, were derived from the utilities industry. Our financial performance and future growth will depend upon our ability to continue to market our solutions successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. We entered the financial services industry during the fiscal year 2000 and plan to expand into additional vertical markets in the future. This will require us to make substantial software development and distribution channel investments. There can be no assurance that we will be able to continue marketing our solutions successfully in the insurance and utilities industries or will be able to successfully introduce new or existing solutions into the financial services industry or other vertical markets.

Future business acquisitions could adversely affect our results of operations.
------------------------------------------------------------------------------

We may make acquisitions in the future. Acquisitions may be difficult to integrate into our business and would consume significant management and financial resources. There is no assurance that any acquisition will be successful or generate a satisfactory return on investment. Future acquisitions may also involve large one-time write offs, amortization expenses related to intangible assets and impairment expenses related to goodwill.

We are dependent on meeting the challenges of technological advances in the
---------------------------------------------------------------------------
information solutions industry.
-------------------------------

The information solutions industry has experienced and will continue to experience rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Development in both software technology and hardware capability will require us to make substantial investments in the development of our solutions. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in the development or introduction of our solutions, could have a material adverse effect on our operating results. There can be no assurance that our new solutions or enhancements, which are intended to respond to technological change or evolving customer requirements, will achieve acceptance.

We may face difficulties in attracting and retaining qualified technical
------------------------------------------------------------------------
employees.
----------

We believe that our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, particularly technical employees. The employees that are in highest demand are software programmers, software developers, application integrators and information technology consultants. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees. The loss of a significant number of our technical employees could have a material adverse effect our business.

We may not be able to compete favorably in the competitive information solutions
--------------------------------------------------------------------------------
industry.
---------

The market for our information solutions is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. There can be no assurance that we will be able to compete effectively with such entities.

Our business is subject to fluctuations in operating results.
-------------------------------------------------------------

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results due to the fact that sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, overall budget and spending priorities and the economy. We have typically operated with little backlog for license revenues because our software solutions are generally shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues and profitability for a given fiscal quarter. We have historically earned a substantial portion of our license revenues in the last weeks of any particular quarter. The failure to achieve such revenues in accordance with such trends could have a material adverse effect on our financial results for each such interim period.

Our solutions are subject to the risk of software defects.
----------------------------------------------------------

Complex software solutions such as ours can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new solutions or enhancements to existing solutions. Our solutions have from time to time contained software errors that were discovered after commercial introduction. There can be no assurance that performance problems or errors will not be discovered in our solutions in the future. Any future software defects discovered after shipment of our solutions, if material, could result in loss of revenues, delays in customer acceptance or potential product liability.

Our intellectual property rights may not be adequately protected.
-----------------------------------------------------------------

We rely on a combination of copyright and trademark laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our solutions or to obtain and use information that we regard as proprietary. There can be no assurance that our efforts will provide meaningful protection for our proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate or disclose our proprietary technology.

Our operations are dependent upon key management personnel.
-----------------------------------------------------------

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management. In particular, the loss of Michael D. Andereck, our President and Chief Executive Officer, or any of our other executive officers or senior managers, could have a material adverse effect on our business.

ITEM 2.  PROPERTIES

We lease approximately 31,500 square feet of office space in Dallas, Texas for our corporate headquarters, including administrative, sales, marketing, professional services, and product development departments. This lease expires April 30, 2005.

We leased approximately 76,000 square feet of office space in Atlanta, Georgia, which was utilized for administrative, sales, professional services, and product development departments. The lease for this space expired on December 31, 2002. Commencing January 1, 2003, we relocated and lease approximately 80,000 square feet of office space in Atlanta, Georgia. This new lease will expire on December 31, 2013.

We lease space for our ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 24,500 square feet under a lease, which expires on March 31, 2008.

We lease space for our ASP hosting facility located in Dallas, Texas. This facility occupies approximately 28,700 square feet under a lease, which expires on March 31, 2010, but we may terminate on March 31, 2007.

Our staff in Maryland is located in Silver Spring, Maryland. This facility is principally used for product development activities and occupies approximately 10,000 square feet under a lease, which expires December 31, 2003.

Our staff in New Hampshire is located in a 5,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 2004 and is staffed primarily by professional services personnel.

We lease space for our European sales and services staff near London, England. This facility occupies approximately 8,200 square feet under a lease, which expires on September 27, 2013, but we have the right to terminate on October 1, 2005.

Minimal office space is also leased in Portland, Maine for product development activities.

We believe the existing office facilities and additional space available are adequate to meet our requirements, and that in any event, suitable additional or alternative space adequate to serve our foreseeable needs will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions incidental to the normal conduct of our business. Currently, there are no legal actions for which we are involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 10, 2003 there were approximately 600 holders of record of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for our Common Stock:

                                           HIGH                 LOW
                                     -----------------   -----------------
FISCAL 2003:
Fourth quarter                           $    7.19          $    3.59
Third quarter                                 5.76               3.06
Second quarter                                8.84               5.31
First quarter                                16.39               6.53

Fiscal 2002:
Fourth quarter                           $   13.70          $    7.30
Third quarter                                 9.15               5.27
Second quarter                                8.45               3.05
First quarter                                 4.25               3.19

We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.






ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended July 31, 2003, 2002, 2001, 2000, and 1999 has been derived from our audited financial statements. The following data should be read in conjunction with, and are qualified by, reference to our audited financial statements and the notes thereto, included elsewhere in this Form 10-K.


                                                                    Years ended July 31,
                                              ---------------------------------------------------------------

                                                  2003        2002**        2001*       2000         1999
                                              -----------  -----------  -----------  -----------  -----------
STATEMENTS OF OPERATIONS DATA:                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                $   74,941   $   72,620   $   63,203   $   50,977   $   51,926

Operating income                              $    7,256   $    9,084   $    6,797   $    2,802   $    7,231

Income before income taxes and
    cumulative effect of accounting change    $    7,229   $    9,865   $    7,057   $    3,414   $    7,853

Income before cumulative effect of
accounting change                             $    3,945   $    5,929   $    3,472   $    1,529   $    4,513

Net income                                    $    3,945   $    5,929   $    2,482   $    1,529   $    4,513

Income before cumulative effect of
accounting change per share:
   Basic                                      $     0.31   $     0.44   $     0.24   $     0.10   $     0.28
   Diluted                                    $     0.28   $     0.40   $     0.23   $     0.09   $     0.26

Net income per share:
   Basic                                      $     0.31   $     0.44   $     0.17   $     0.10   $     0.28
   Diluted                                    $     0.28   $     0.40   $     0.17   $     0.09   $     0.26

Weighted average number of
   shares outstanding:
   Basic                                          12,780       13,458      14,293       15,317      16,001
   Diluted                                        13,878       14,883      15,028       16,872      17,570



*    We implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB
     101") in the fourth quarter of fiscal 2001. The one-time cumulative effect of applying SAB 101 for all years prior to fiscal 2001 resulted in a reduction of net income of approximately $990,000 for the year ended July 31, 2001, or $0.06 per diluted share.

**   We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets"
     ("SFAS 142") effective August 1, 2001. SFAS 142 discontinues amortization of goodwill and indefinite lived intangible assets.




                                                                           July 31,
                                              ---------------------------------------------------------------

                                                  2003         2002         2001        2000         1999
                                              -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:                                                    (IN THOUSANDS)

Working capital                               $    3,686   $   13,150   $   11,291   $   13,029   $   15,513

Total assets                                  $   53,440   $   55,750   $   51,784   $   49,010   $   52,918

Total debt, including obligations
   under capital lease                        $   16,828   $      -0-   $      -0-   $      -0-   $       25

Stockholders' equity                          $   13,732   $   33,064   $   31,067   $   33,705   $   36,994

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in Docucorp's 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of approximately $13.9 million as of July 31, 2003. For further discussion see Note 5 to the consolidated financial statements.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the U.S. (principally Europe). A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of our non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

For the year ended July 31, 2003 and 2002, approximately 5% and 6%, respectively, of our revenues were denominated in British pounds. For the year ended July 31, 2003 and 2002, approximately 14% and 11%, respectively, of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand operations outside the U.S.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Docucorp's 2003 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration ("Principal Financial Officer") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as of July 31, 2003, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms except as set forth in the following paragraph.

As described in Notes 4 and 11 to the consolidated financial statements, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in December 2002. At the time of execution, these leases were not reviewed for appropriate financial accounting classification under Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). During the preparation of disclosures related to our Form 10-K for the year ended July 31, 2003, these leases were analyzed and determined to be capital leases under the provisions of SFAS 13. Accordingly, these leases have been properly reflected in our balance sheet at July 31, 2003. To address this control deficiency, management has enhanced existing procedures related to the timely review and analysis of significant commitments entered into on behalf of Docucorp.

There has been no other significant change in our internal controls over financial reporting or in other factors that could significantly affect these controls that occurred during the period covered by this report.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of Docucorp is set forth in the Proxy Statement under the heading "Directors and Executive Officers," which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

We have adopted a code of ethics that applies to all members of Board of Directors and employees of Docucorp, including, our Chief Executive Officer, Principal Financial Officer, Corporate Controller, and or other persons performing similar functions. Our code of ethics may be viewed at and obtained, free of charge, from our Internet website: http://www.docucorp.com.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is set forth in the Proxy Statement under the heading "Fees Paid to, and Independence of, Auditors," which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements, which are included in this Form 10-K.

     1.   Financial Statements:

          Report of Independent Auditors

          As of July 31, 2003 and 2002:

          o    Consolidated Balance Sheets

          For the Years Ended July 31, 2003, 2002 and 2001:

          o    Consolidated Statements of Operations and Comprehensive Income
          o    Consolidated Statements of Cash Flows
          o    Consolidated Statements of Changes in Stockholders' Equity
          o    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule:

          o    Report of Independent Auditors on Financial Statement Schedule
          o    Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits:

          See Exhibit Index beginning on page 27 of this Form 10-K.

(b) Reports on Form 8-K.

          On May 21, 2003, we filed a Current Report on Form 8-K announcing our results of operations for the quarter ended April 30, 2003.

          On June 4, 2003, we filed a Current Report on Form 8-K announcing our repurchase of Common Stock and warrants from Safeguard Scientifics, Inc. and a former officer of Safeguard Scientifics, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.


       Docucorp International, Inc.
------------------------------------------
              (Registrant)

/s/ Michael D. Andereck                             Date    October 29, 2003
------------------------------------------              ------------------------
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

/s/ Michael D. Andereck                           Date      October 29, 2003
----------------------------------------                ------------------------
Michael D. Andereck
President, Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ John H. Gray                                  Date      October 29, 2003
----------------------------------------                ------------------------
John H. Gray
Senior Vice President, Finance and
Administration
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Milledge A. Hart, III                         Date      October 29, 2003
----------------------------------------                ------------------------
Milledge A. Hart, III
Chairman of the Board

/s/ Anshoo S. Gupta                               Date      October 29, 2003
----------------------------------------                ------------------------
Anshoo S. Gupta
Director

/s/ John D. Loewenberg                            Date      October 29, 2003
----------------------------------------                ------------------------
John D. Loewenberg
Director

/s/ George F. Raymond                             Date      October 29, 2003
----------------------------------------                ------------------------
George F. Raymond
Director

/s/ Arthur R. Spector                             Date      October 29, 2003
----------------------------------------                ------------------------
Arthur R. Spector
Director

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders of Docucorp International, Inc:

Our audits of the consolidated financial statements referred to in our report dated October 24, 2003 appearing in the Annual Report to Stockholders of Docucorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
October 24, 2003


                               VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED JULY 31, 2003, 2002 AND 2001
                                          SCHEDULE II



                                        Balance at   Charged to
                                        Beginning     Costs and    Deductions  Balance at
              Description               of Period     Expenses        (a)     End of Period
--------------------------------------------------------------------------------------------
2003
   Allowance for doubtful accounts     $   670,000  $   305,306   $ (413,147)  $   562,159
   Amortization of intangibles         $ 4,939,641  $       -0-   $       -0-  $ 4,939,641
   Valuation allowance against
     deferred tax assets               $ 1,940,041  $   492,525   $       -0-  $ 2,432,566

2002
   Allowance for doubtful accounts     $   600,000  $   702,000   $ (632,000)  $   670,000
   Amortization of intangibles         $ 4,939,641  $       -0-   $       -0-  $ 4,939,641
   Valuation allowance against
     deferred tax assets               $ 1,725,650  $   214,391   $       -0-  $ 1,940,041


2001
   Allowance for doubtful accounts     $   600,000  $   803,978   $ (803,978)  $   600,000
   Amortization of intangibles         $ 3,832,003  $ 1,107,638   $       -0-  $ 4,939,641
   Valuation allowance against
     deferred tax assets               $ 1,163,525  $   562,125   $       -0-  $ 1,725,650


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

   21.1*       Subsidiaries of the Registrant.

   23.1*       Consent of PricewaterhouseCoopers LLP, Independent Accountants.

   31.1* Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.2* Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

   32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

-------------

       *   Filed herewith.

                                  EXHIBIT 13.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, technological advances, dependence upon the insurance and utilities industries, attraction and retention of technical employees, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in our periodic reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

Docucorp International, Inc. ("Docucorp") develops, markets and supports a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information life cycle - from acquisition of the first raw data point to the final delivery of personalized information to the customer.

Our software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, correspondence, bills of lading and other customer-oriented documents. Our ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, disaster recovery and electronic document archival. We currently have an installed base of more than 1,200 customers. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American utilities companies, major international financial services institutions and clients in higher education use our products and services.

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of our software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenue includes fees for implementation, integration, training and consulting services. License revenue is generally derived from perpetual licenses of software products. Maintenance revenue consists primarily of recurring license fees and annual software maintenance and support agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. We base our estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts under different assumptions or conditions. We believe the following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of our consolidated financial statements:

Revenue recognition
-------------------

We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues are derived from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence ("VSOE"). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon the price a customer pays to renew its maintenance and support agreement. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

Our standard license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

Professional services revenue includes implementation, integration, training and consulting services related to our software products. The services offered are not essential to the functionality of the software sold. Professional services revenue is generally recognized as the services are performed.

Revenue derived from the installation and integration of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. We follow this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Revenue from our ASP hosting operations is recognized in accordance with SAB 101, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer's initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

Allowance for doubtful accounts
-------------------------------

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the current financial condition of our customers, the specific details of the customer accounts, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Software development costs
--------------------------

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

Valuation of long-lived and intangible assets and goodwill
----------------------------------------------------------

We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," annually and whenever events and circumstances indicate that an impairment might be present.

Deferred taxes and valuation allowance
--------------------------------------

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the "more-likely-than-not" recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the deferred income tax assets' valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

Translation of foreign currency
-------------------------------

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency transaction gains and losses are recognized in income as incurred.

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires adjustments to be accumulated in stockholders' equity as part of other comprehensive income. Currently, we do not engage in foreign currency hedging activities.

HISTORICAL OPERATING RESULTS FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

The following table sets forth for the periods indicated selected consolidated statements of operations data. The information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from our consolidated financial statements (dollars in thousands).

                                                                            Years ended July 31,
                                                             ----------------------------------------------------

(dollars in thousands)                                            2003               2002              2001
                                                             ---------------    ---------------    --------------
REVENUES
     ASP hosting                                             $      22,867      $      20,221      $     14,550
     Professional services                                          23,287             21,174            20,857
     License                                                         8,412             12,149            11,285
     Maintenance                                                    20,375             19,076            16,511
                                                             ---------------    ---------------    --------------
       Total revenues                                        $      74,941      $      72,620      $     63,203
                                                             ===============    ===============    ==============

PERCENTAGE RELATIONSHIP TO TOTAL REVENUES
REVENUES
     ASP hosting                                                        31 %               28 %              23 %
     Professional services                                              31                 29                33
     License                                                            11                 17                18
     Maintenance                                                        27                 26                26
                                                             ---------------    ---------------    --------------
         Total revenues                                                100                100               100
                                                             ---------------    ---------------    --------------
COST OF REVENUES
     ASP hosting                                                        26                 23                21
     Professional services                                              24                 24                25
     License                                                             4                  4                 4
     Maintenance                                                         2                  2                 3
                                                             ---------------    ---------------    --------------
         Total cost of revenues                                         56                 53                53
                                                             ---------------    ---------------    --------------
Gross profit                                                            44                 47                47
                                                             ---------------    ---------------    --------------
Operating expenses
     Product development                                                10                 10                10
     Sales and marketing                                                15                 15                15
     General and administrative                                          9                  9                11
                                                             ---------------    ---------------    --------------
         Total operating expenses                                       34                 34                36
                                                             ---------------    ---------------    --------------
Operating income                                                        10                 13                11
Other income, net                                                        0                  1                 1
                                                             ---------------    ---------------    --------------
Income before income taxes and cumulative effect of
   accounting change                                                    10                 14                12
Provision for income taxes                                               5                  6                 6
                                                             ---------------    ---------------    --------------
Income before cumulative effect of
   accounting change                                                     5                  8                 6
Cumulative effect of accounting change,
   net of tax                                                            0                  0                (2)
                                                             ---------------    ---------------    --------------
Net income                                                               5 %                8 %               4 %
                                                             ===============    ===============    ==============

COMPARATIVE ANALYSIS OF RESULTS FOR THE FISCAL YEAR ENDED JULY 31, 2003 AND 2002

Revenues
--------

Total revenues increased approximately $2.3 million, or 3%, for the year ended July 31, 2003 due to increased ASP hosting revenue, professional services revenue and maintenance revenue, partially offset by decreased license revenue. ASP hosting revenue increased approximately $2.6 million, or 13%, due to the addition of several new significant customers. Professional services revenue increased approximately $2.1 million, or 10%, due to new or expanded engagements with our existing customer base, new customers and higher utilization rates. Maintenance revenue increased approximately $1.3 million, or 7%, due to maintenance agreements associated with new license sales, customers expanding their processing rights for existing products and annual maintenance fee increases. License revenue decreased approximately $3.7 million, or 31%, due to a lower volume of software license contracts as companies were curtailing capital expenditures in a difficult economic and geopolitical environment.

Backlog for our products and services was approximately $46.5 million as of July 31, 2003, of which approximately $20 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days' notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting are based on management's estimate of revenues over the remaining life of the respective contract. ASP hosting agreements generally have one-to five-year terms and provide that fees are charged on a per transaction basis. Estimated future revenues of ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

We maintain a non-exclusive marketing agreement with Computer Sciences Corporation ("CSC"), formerly MYND, which allows CSC to market our software products to insurance and financial services companies worldwide. Revenue generated through the CSC relationship was approximately $2.6 million for each of the years ended July 31, 2003 and 2002 and $2.3 million for the year ended July 31, 2001.

Cost of revenues
----------------

COST OF ASP HOSTING REVENUE. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our two ASP hosting centers. Cost of ASP hosting revenue increased approximately $2.3 million, or 14%, for the year ended July 31, 2003. The increase is due primarily to increased salaries and personnel related costs, computer costs and postage expense associated with expanding this business. Salaries and personnel related costs increased approximately $1.2 million, or 34%, for the year ended July 31, 2003 as a result of increased staffing in systems support and production services as well as increased employee benefit costs. Computer costs increased approximately $616,000, or 20%, for the year ended July 31, 2003 due to additional depreciation and maintenance on equipment purchased during the year. Postage expense increased approximately $491,000, or 10%, for the year ended July 31, 2003 due primarily to increased postage rates. For each of the fiscal years ended July 31, 2003 and 2002, cost of ASP hosting revenue represented approximately 85% of ASP hosting revenue. Cost of ASP hosting revenue is expected to increase as ASP revenue increases.

COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue increased approximately $388,000, or 2%, for the year ended July 31, 2003. The increase is due to increased salary and personnel related costs of approximately $362,000. Salaries and personnel related costs increased due to increased employee benefit costs and annual merit increases, partially offset by attrition. For the fiscal years ended July 31, 2003 and 2002, cost of professional services revenue represented approximately 76% and 82% of professional services revenues, respectively. The decrease in cost as a percentage of professional services revenue is mainly due to greater utilization of implementation and consulting personnel. We expect cost of professional services revenue to increase as professional services revenue increases.

COST OF LICENSE REVENUE. Cost of license revenue represents amortization of capitalized software development costs. For the year ended July 31, 2003, cost of license revenue increased approximately $396,000, or 15%. The increase in amortization is driven by the increase in capitalized software development costs. In order to gain market share within the financial services industry, we have increased our product development and packaging efforts to better serve our financial services customers. We anticipate continued development efforts, including Internet applications, integration of our existing product offerings, further development of packaged applications for use in industries such as financial services and development of new software products.

COST OF MAINTENANCE REVENUE. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. For the year ended July 31, 2003, cost of maintenance revenue increased approximately $138,000, or 8%, due primarily to an increase in salaries and personnel related costs of approximately $186,000, or 16%, partially offset by a decrease in incentive compensation of approximately $65,000. The increase in salaries and personnel related cost is due to increased employee benefit costs and annual merit increases. For each of the fiscal years ended July 31, 2003 and 2002, cost of maintenance revenue represented approximately 9% of maintenance revenue. The cost of maintenance revenue is expected to increase, but at a slower rate than the anticipated growth in software license and maintenance revenues as we have reduced support of our legacy software products and enhanced our ability to provide online support.

Operating expenses
------------------

PRODUCT DEVELOPMENT. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the fiscal year ended July 31, 2003, product development expense increased approximately $321,000, or 4%. The increase is primarily due to increased salaries and personnel related costs, partially offset by a decrease in incentive compensation. For the year ended July 31, 2003, salaries and personnel related costs increased approximately $807,000, or 10%, for development and support efforts and incentive compensation decreased approximately $357,000, or 74%, due to stock option compensation expense recognized during the year ended July 31, 2002.

SALES AND MARKETING. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the year ended July 31, 2003, sales and marketing expense increased approximately $564,000, or 5%. This increase is primarily due to increased salaries and personnel related costs offset by a decrease in incentive compensation. For the year ended July 31, 2003, salaries and personnel related costs increased approximately $878,000, or 21%, due to adding additional practice leaders and sales personnel. Incentive compensation decreased approximately $449,000, or 16%, for the year ended July 31, 2003 as a result of decreased software license revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense for the year ended July 31, 2003 was relatively consistent with the year ended July 31, 2002.

Other income (expense), net
---------------------------

Other income (expense), net decreased approximately $808,000 for the year ended July 31, 2003 due primarily to fluctuations in foreign currency exchange rates associated with our European subsidiary and the addition of interest expense on our term note and capital lease obligations. For the year ended July 31, 2003, we incurred a foreign currency exchange rate gain of approximately $45,000 as compared to a foreign currency exchange rate gain of approximately $572,000 for the year ended July 31, 2002. For the year ended July 31, 2003, interest expense was approximately $211,000.

Provision for income taxes
--------------------------

The effective tax rate for the years ended July 31, 2003 and 2002 was approximately 45% and 40%, respectively. The effective rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit. We used a portion of our net operating loss carryforwards to offset our current tax liability for the years ended July 31, 2003 and 2002.

Net income
----------

Net income decreased approximately 33% from approximately $5.9 million at July 31, 2002 to approximately $3.9 million at July 31, 2003. The decrease is primarily due to a lower volume of software license contracts executed in fiscal year 2003 and a higher consolidated tax rate.

COMPARATIVE ANALYSIS OF RESULTS FOR THE FISCAL YEAR ENDED JULY 31, 2002 AND 2001

Revenues
--------

Total revenues increased approximately $9.4 million, or 15%, for the year ended July 31, 2002 due to increases in all revenue categories. ASP hosting revenue increased approximately $5.7 million, or 39%, due to our focus on expanding this business and adding several new significant customers. Professional services revenue increased approximately $317,000, or 2%, and license revenue increased approximately $864,000, or 8%. The increase in license revenue is primarily attributable to increased sales and marketing efforts. Maintenance revenue increased approximately $2.6 million, or 16%, due to maintenance and support agreements associated with new software license sales, customer upgrades to our new e-solutions products and customers expanding their processing rights for existing products.

Cost of revenues
----------------

COST OF ASP HOSTING REVENUE. Cost of ASP hosting revenue increased approximately 29% from $13.4 million at July 31,2001 to $17.2 million at July 31, 2002 due primarily to increased salaries and personnel related costs, computer costs and postage and supplies expense associated with expanding this business and stock option compensation expense. Salaries and personnel related costs increased approximately $829,000, or 30%, as a result of growth in the ASP business. Computer costs increased approximately $496,000, or 19%, due to the purchase of additional equipment. Postage expense increased approximately $1.4 million, or 45%, as a result of growth in this business. Supplies expense increased approximately $352,000, or 12%, primarily due to additional processing volume. For the fiscal years ended July 31, 2002 and 2001, cost of ASP hosting revenue represented approximately 85% and 92% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP hosting revenue is mainly due to greater utilization of capacity in the ASP centers as the related revenues increase.

COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue increased approximately $1.3 million, or 8%, for the year ended July 31, 2002 due to an increase in salaries and personnel related costs. For the year ended July 31, 2002, salaries and personnel related costs increased approximately $882,000 due to annual merit adjustments and increased employee benefit costs. For the fiscal years ended July 31, 2002 and 2001, cost of professional services revenue represented approximately 82% and 77% of professional services revenues, respectively. The increase in cost as a percentage of professional services revenues is mainly due to lower utilization of implementation and consulting personnel.

COST OF LICENSE REVENUE. Cost of license revenue increased approximately $271,000, or 12%, for the year ended July 31, 2002 due to increased amortization associated with increased capitalized software development costs.

COST OF MAINTENANCE REVENUE. For the year ended July 31, 2002, cost of maintenance revenue was approximately $1.7 million, a decrease of approximately $175,000, or 9%, from the year ended July 31, 2001. The decrease is due primarily to a reduction in salaries of approximately $75,000.

Operating expenses
------------------

PRODUCT DEVELOPMENT. For the fiscal year ended July 31, 2002, product development expense increased approximately $869,000, or 13%. The increase is primarily due to an increase in salaries and personnel related costs of approximately $1.2 million, or 18%, for development and support efforts and stock option compensation expense, partially offset by increased capitalized software development costs of approximately $1.0 million, or 41%.

SALES AND MARKETING. For the year ended July 31, 2002, sales and marketing expense increased approximately $1.4 million, or 15%. The increase is due to an increase of approximately $1.1 million, or 36%, in salaries and personnel related costs as we expanded our sales force and package applications for vertical markets.

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased approximately $411,000, or 6%, for the year ended July 31, 2002. This decrease is primarily the result of the discontinuation of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which discontinues amortization of goodwill and indefinite-lived intangible assets. Goodwill amortization expense was approximately $1.1 million for the year ended July 31, 2001. There was no goodwill amortization expense for the year ended July 31, 2002 in accordance with the adoption of SFAS 142.

Other income, net
-----------------

Other income, net increased approximately $521,000 for the year ended July 31, 2002 due primarily to foreign exchange rate gains associated with our European subsidiary and the strengthening British pound, partially offset by a decrease in interest income. For the year ended July 31, 2002, we incurred a foreign currency exchange rate gain of approximately $572,000 as compared to a foreign currency exchange rate loss of approximately $212,000 for the year ended July 31, 2001. Interest income decreased approximately $265,000 for the year ended July 31, 2002 due to lower interest rates.

Provision for income taxes
--------------------------

The effective tax rate for the years ended July 31, 2002 and 2001 was approximately 40% and 51%, respectively. The decrease in the effective tax rate is related to the adoption of SFAS 142 and improved performance of our European subsidiary. For fiscal 2001, the effective rate differs from the federal statutory rate due primarily to non-deductible goodwill amortization related to the acquisitions completed in 1997 and 1998. Also, our European subsidiary generated losses in both fiscal 2002 and 2001, which were not deductible against our U.S. tax liability. We used a portion of our net operating loss carryforwards to offset our current tax liability for the years ended July 31, 2002 and 2001.

Income before cumulative effect of accounting change
----------------------------------------------------

Income before cumulative effect of accounting change increased approximately $2.5 million, or 71%, for the year ended July 31, 2002. The increase is primarily due to revenue growth, along with controlled expenses, increased utilization of capacity in the ASP hosting centers, improved European operations, elimination of goodwill amortization, increased capitalization of software development costs and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003, our principal sources of liquidity consisted of cash and cash equivalents of approximately $7.3 million and our revolving credit facility, which has available borrowings of $5.8 million. Cash and cash equivalents for the year ended July 31, 2003 decreased approximately $2.4 million from approximately $9.7 million at July 31, 2002.

Cash provided by operating activities was approximately $11.5 million and $14.4 million for the years ended July 31, 2003 and 2002, respectively. In addition to lower net income for the year ended July 31, 2003, notable changes in the balance sheet that impacted cash flows from operations include the following:

o Income tax receivable increased approximately $1.1 million due to overpayment of our estimated federal tax liability during the year.

o Income tax payable decreased approximately $934,000 due primarily to federal tax payments made during the year ended July 31, 2003.

o Deferred revenue increased approximately $882,000 due to growth in maintenance revenue from a larger installed customer base receiving ongoing maintenance and support services.

o Accrued liabilities decreased approximately $1.2 million due to a decrease in accrued compensation of approximately $421,000 and a decrease in other accrued liabilities of approximately $818,000. The decrease in accrued compensation is due primarily to payouts during the year and a decrease in incentive compensation as a result of lower software license revenue and profitability. The decrease in other accrued liabilities is due to timing of payments and fluctuations in other long-term liabilities.

Cash used in investing activities was approximately $3.4 million and $6.4 million for the years ended July 31, 2003 and 2002, respectively. Cash used in investing activities during the year ended July 31, 2003 related to the purchase of approximately $3.2 million of fixed assets, approximately $4.2 million in costs associated with the development of capitalized software and the purchase of approximately $3.0 million in short-term investments, partially offset by the maturity of approximately $7.0 million in short-term investments. The approximate $6.4 million of cash used in investing activities during the year ended July 31, 2002 related to the purchase of fixed assets of approximately $2.8 million and approximately $3.6 million of capitalized software development costs.

Cash used in financing activities was approximately $10.5 million and $4.6 million for the years ended July 31, 2003 and 2002, respectively. Cash used in financing activities during the year ended July 31, 2003 primarily related to the purchase of approximately $25.3 million of treasury stock, partially offset by proceeds of $14.2 million from a term note.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of approximately $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000. For the year ended July 31, 2003, we made payments in the approximate amount of $453,000 related to these leases.

On June 3, 2003, we repurchased approximately 3.1 million shares of our Common Stock along with warrants to purchase approximately an additional 161,000 shares of Common Stock from Safeguard Scientifics, Inc ("Safeguard") and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million term note with Comerica Bank-Texas. The term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

As of July 31, 2003, we had approximately 6,811,000 shares of treasury stock outstanding at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was approximately $3.7 million at July 31, 2003, compared with approximately $13.2 million at July 31, 2002. The decrease in working capital of approximately $9.5 million is due to a decrease in current assets of approximately $6.0 million and an increase in current liabilities of approximately $3.5 million. The decrease in current assets is primarily due to the cash used to repurchase our Common Stock from Safeguard. The increase in current liabilities is primarily due to the current portion of our term note, associated with the repurchase of our Common Stock from Safeguard.

At July 31, 2003, we had a $5.8 million revolving credit facility from Comerica Bank-Texas which expires on August 31, 2005. The credit facility bears interest at the bank's prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. Under the credit facility, we are required to maintain certain financial and non-financial covenants. As of July 31, 2003 there were no borrowings under this credit facility.

Our liquidity needs are expected to arise primarily from the repayment of debt, obligations under capital leases, funding the continued development, enhancement and support of our software offerings and sales and marketing costs associated with expansion in new vertical and international markets. Although we have no current commitments or agreements with respect to any acquisition of other businesses or technologies, a portion of our cash or borrowings under our revolving credit facility could be used to acquire complementary businesses or obtain the right to use complementary technologies.

Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technology changes, reduction in capital expenditures by our customers and intense competition, among other factors. Operating leases and purchase obligations related to services agreements are our only off balance sheet arrangements. The following is a schedule of our future contractual cash obligations as of July 31, 2003 (in thousands):


                                                  Less than                                               After
                                   Total            1 year          2 - 3 years       4 - 5 years        5 years
                               ---------------  ---------------    ---------------   ---------------  ---------------
Operating leases                $     26,201     $      3,306       $      5,970      $      5,653     $     11,272
Capital lease obligations              3,458              783              1,566             1,109                0
Term note                             14,829            3,959              7,562             3,308                0
Purchase obligations                     312              208                104                                  0
                               ---------------  ---------------    ---------------   ---------------  ---------------
Total contractual cash
  obligations                   $     44,800     $      8,256       $     15,202      $     10,070     $     11,272
                               ===============  ===============    ===============   ===============  ===============

We currently anticipate that existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to satisfy our operating cash needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which addresses the criteria for consolidation by business enterprises of variable interest entities. We do not have variable interest entities; therefore, FIN 46 will not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS 149 for the three months ended July 31, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 for the three months ended July 31, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------








                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of DOCUCORP INTERNATIONAL, INC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Docucorp International, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective August 1, 2001.



PricewaterhouseCoopers LLP

Dallas, Texas
October 24, 2003


                                            DOCUCORP INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                               JULY 31, 2003 AND 2002
                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------

                                                                                    2003                2002
                                                                              -----------------   -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                 $           7,269   $           9,733
    Short-term investments                                                                    0               3,989
    Accounts receivable, net of allowance
         of $562 and $670, respectively                                                  16,023              16,610
    Current portion of deferred taxes                                                        83                 725
    Income tax receivable                                                                 1,074                   0
    Other current assets                                                                  2,956               2,353
                                                                              -----------------   -----------------
                  Total current assets                                                   27,405              33,410

  Fixed assets, net of accumulated depreciation
      of $13,359 and $11,165, respectively                                               10,031               6,965
  Software, net of accumulated amortization
      of $19,286 and $16,265, respectively                                                9,567               8,391
  Goodwill, net of accumulated amortization of $4,940                                     5,846               5,846
  Other assets                                                                              591               1,138
                                                                              -----------------   -----------------
                  Total assets                                                $          53,440   $          55,750
                                                                              =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
         Accounts payable                                                     $           1,644   $           1,489
         Accrued liabilities:
       Accrued compensation                                                               3,390               3,811
       Other                                                                              1,648               2,003
         Income taxes payable                                                               423               1,357
     Current portion of capital lease obligations                                           582                   0
     Current portion of long-term debt                                                    3,550                   0
         Deferred revenue                                                                12,482              11,600
                                                                              -----------------   -----------------
                  Total current liabilities                                              23,719              20,260

  Deferred taxes                                                                          2,003                 673
  Long-term capital lease obligations                                                     2,342                   0
  Long-term debt                                                                         10,354                   0
  Other long-term liabilities                                                             1,290               1,753

  Commitments and contingencies (Note 4)

  Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
       authorized; none issued                                                                0                   0
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 16,593,849 shares issued                                                 166                 166
    Additional paid-in capital                                                           42,563              43,725
    Treasury stock at cost, 6,811,374 and 3,190,709 shares, respectively                (37,865)            (15,758)
    Retained earnings                                                                     9,169               5,224
    Foreign currency translation adjustment                                                (301)               (293)
                                                                              -----------------   -----------------
                  Total stockholders' equity                                             13,732              33,064
                                                                              -----------------   -----------------
                  Total liabilities and stockholders' equity                  $          53,440   $          55,750
                                                                              =================   =================


                            See accompanying notes to consolidated financial statements.

                                                         40


                                             DOCUCORP INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                 COMPREHENSIVE INCOME
                                   FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001
                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------

                                                                           2003             2002             2001
                                                                      -------------    -------------    -------------
REVENUES
     ASP hosting                                                      $      22,867    $      20,221    $      14,550
     Professional services                                                   23,287           21,174           20,857
     License                                                                  8,412           12,149           11,285
     Maintenance                                                             20,375           19,076           16,511
                                                                      -------------    -------------    -------------
                Total revenues                                               74,941           72,620           63,203
                                                                      -------------    -------------    -------------

COST OF REVENUES
     ASP hosting                                                             19,526           17,186           13,350
     Professional services                                                   17,753           17,365           16,056
     License                                                                  3,006            2,610            2,339
     Maintenance                                                              1,849            1,711            1,886
                                                                      -------------    -------------    -------------
                Total cost of revenues                                       42,134           38,872           33,631
                                                                      -------------    -------------    -------------

Gross profit                                                                 32,807           33,748           29,572
                                                                      -------------    -------------    -------------

OPERATING EXPENSES
     Product development                                                      7,793            7,472            6,603
     Sales and marketing                                                     11,339           10,775            9,344
     General and administrative                                               6,419            6,417            6,828
                                                                      -------------    -------------    -------------
                Total operating expenses                                     25,551           24,664           22,775
                                                                      -------------    -------------    -------------

Operating income                                                              7,256            9,084            6,797
Other income (expense), net                                                     (27)             781              260
                                                                      -------------    -------------    -------------
Income before income taxes and cumulative effect
     of accounting change                                                     7,229            9,865            7,057
Provision for income taxes                                                    3,284            3,936            3,585
                                                                      -------------    -------------    -------------
Income before cumulative effect of accounting change                          3,945            5,929            3,472
Cumulative effect of accounting change, net of tax                                0                0             (990)
                                                                      -------------    -------------    -------------
Net income                                                            $       3,945    $       5,929    $       2,482
                                                                      =============    =============    =============

Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax                         (8)            (333)             116
                                                                      -------------    -------------    -------------
Comprehensive income                                                  $       3,937    $       5,596    $       2,598
                                                                      =============    =============    =============

Basic net income per share:
     Income before cumulative effect of accounting change             $        0.31    $        0.44    $        0.24
     Cumulative effect of accounting change                                       0                0            (0.07)
                                                                      -------------    -------------    -------------
            Basic net income per share                                $        0.31    $        0.44    $        0.17
                                                                      =============    =============    =============

Weighted average basic shares outstanding                                    12,780           13,458           14,293
                                                                      =============    =============    =============

Diluted net income per share:
     Income before cumulative effect of accounting change             $        0.28    $        0.40    $        0.23
     Cumulative effect of accounting change                                       0                0            (0.06)
                                                                      -------------    -------------    -------------
            Diluted net income per share                              $        0.28    $        0.40    $        0.17
                                                                      =============    =============    =============

Weighted average diluted shares outstanding                                  13,878           14,883           15,028
                                                                      =============    =============    =============


                             See accompanying notes to consolidated financial statements.

                                                          41


                                            DOCUCORP INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001
                                                   (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                            2003           2002           2001
                                                                        -------------  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $       3,945  $       5,929   $      2,482
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Stock option compensation expense                                         0            536             18
          Depreciation                                                          3,357          2,608          2,254
          Amortization of capitalized software                                  3,021          2,630          2,358
          Amortization of goodwill                                                  0              0          1,108
          Provision for doubtful accounts                                         305            702            804
          Deferred income taxes                                                 1,972          1,152            776
          Tax benefit related to stock option exercises                           803            469             22
          Cumulative effect of accounting change                                    0              0            990
          Other                                                                    31              0              0
          Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                        283           (232)        (5,768)
                (Increase) decrease in income tax receivable                   (1,074)             0            609
                Increase in other assets                                          (45)           (73)          (268)
                Increase (decrease) in accounts payable                           152           (755)           483
                Increase (decrease) in accrued liabilities                     (1,225)           641          2,186
                Increase (decrease) in income taxes payable                      (934)           445            604
                Increase (decrease) in deferred revenue                           871            353           (110)
                                                                        -------------  -------------   ------------
                   Total adjustments                                            7,517          8,476          6,066
                                                                        -------------  -------------   ------------
                   Net cash provided by operating activities                   11,462         14,405          8,548
                                                                        -------------  -------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                         (2,981)       (13,936)       (15,999)
    Sale of short-term investments                                              6,970         13,936         19,764
    Purchase of fixed assets                                                   (3,170)        (2,750)        (3,014)
    Capitalized software development costs                                     (4,197)        (3,615)        (2,505)
                                                                        -------------  -------------   ------------
                  Net cash used in investing activities                        (3,378)        (6,365)        (1,754)
                                                                        -------------  -------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations                           (321)             0              0
    Principal payments under term note                                           (296)             0              0
    Proceeds from term note                                                    14,200              0              0
    Purchase of treasury stock                                                (25,285)        (6,181)        (5,440)
    Proceeds from exercise of options and warrants                              1,233          1,395             24
    Purchase of warrants                                                         (274)             0              0
    Proceeds from stock issued to employees under Employee
       Stock Purchase Plan ("ESPP")                                               221            182            140
                                                                        -------------  -------------   ------------
                  Net cash used in financing activities                       (10,522)        (4,604)        (5,276)
                                                                        -------------  -------------   ------------

Effect of exchange rates on cash flows                                            (26)            82            (42)
                                                                        -------------  -------------   ------------

Net increase (decrease) in cash and cash equivalents                           (2,464)         3,518          1,476
Cash and cash equivalents at beginning of year                                  9,733          6,215          4,739
                                                                        -------------  -------------   ------------
Cash and cash equivalents at end of year                                $       7,269  $       9,733   $      6,215
                                                                        =============  =============   ============

                              See non-cash activities disclosed in Notes 1, 5, 6 and 7.


                            See accompanying notes to consolidated financial statements.

                                                         42


                                                    DOCUCORP INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001
                                                 (IN THOUSANDS EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Retained         Foreign
                                                       Additional                       earnings        currency
                                           Common       paid-in         Treasury      (accumulated     translation
                                           Stock        capital          Stock          deficit)       adjustment        Total
                                        ------------- -------------  --------------- --------------- ---------------- -------------
Balance at July 31, 2000                $        166  $     44,725   $       (7,923) $       (3,187) $           (76) $     33,705
Exercise of stock options and
warrants to
    purchase 144,319 shares of Common
    Stock                                                     (639)             663                                             24
Purchase of 1,542,320 shares of
Treasury
    Stock                                                                    (5,440)                                         (5,440)
Issuance of 81,479 shares of Common
    Stock to employees under ESPP                             (227)             367                                            140
Compensation expense related to
    non-qualified stock options                                 18                                                              18
Tax benefit from stock option
    exercises                                                   22                                                              22
Foreign currency translation
    adjustment                                                                                                   116           116
Net income                                                                                    2,482                          2,482
                                        ------------- -------------  --------------- --------------- ---------------- -------------
Balance at July 31, 2001                         166        43,899          (12,333)           (705)              40        31,067
Exercise of stock options and
    warrants to purchase 567,584
    shares of Common Stock                                  (1,156)           2,551                                          1,395
Purchase of 978,029  shares of
Treasury
    Stock                                                                    (6,181)                                        (6,181)
Issuance of 45,035 shares of Common
    Stock to employees under ESPP                              (23)             205                                            182
Compensation expense related to
    non-qualified stock options                                536                                                             536
Tax benefit from stock option
    exercises                                                  469                                                             469
Foreign currency translation
    adjustment                                                                                                  (333)         (333)
Net income                                                                                    5,929                          5,929
                                        ------------- -------------  --------------- --------------- ---------------- -------------
Balance at July 31, 2002                         166        43,725          (15,758)          5,224             (293)       33,064
Exercise of stock options and
    warrants to purchase 578,988
    shares of Common Stock                                  (1,734)           2,967                                          1,233
Purchase of 4,239,580 shares of
Treasury
    Stock                                                                   (25,285)                                       (25,285)
Issuance of 39,927 shares of Common
    Stock to employees under ESPP                               10              211                                            221
Purchase of 161,242 warrants                                  (274)                                                           (274)
Other                                                           33                                                              33
Tax benefit from stock option
    exercises                                                  803                                                             803
Foreign currency translation
    adjustment                                                                                                    (8)           (8)
Net income                                                                                    3,945                          3,945
                                        ------------- -------------  --------------- --------------- ---------------- -------------
Balance at July 31, 2003                $        166  $     42,563   $      (37,865) $        9,169  $          (301) $     13,732
                                        ============= =============  =============== =============== ================ =============


                                                                 43

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Docucorp International, Inc. ("Docucorp"), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc ("Image Sciences") (the "Merger"). The accompanying consolidated financial statements include the accounts of Docucorp and our wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Inc., Maitland Software, Inc. and Docucorp Europe Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. We operate primarily in the United States, Canada and Europe.

We develop, market and support a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle - from acquisition of the first raw data point to final delivery of personalized information to the customer. The majority of our business is currently derived from companies in the insurance industry.

Revenue recognition
-------------------

We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenues are derived from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. Revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence ("VSOE"). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon the price a customer pays to renew its maintenance and support agreement. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

Our standard license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

Professional services revenue includes implementation, integration, training and consulting services related to our software products. The services offered are not essential to the functionality of the software. Professional services revenue is generally recognized as the services are performed.

Revenue derived from the installation and integration of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. We follow this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Revenue from our ASP hosting operations is recognized in accordance with SAB 101, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer's initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

Cash equivalents
----------------
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

Short-term investments
----------------------

We have the intent and ability to hold short-term investments to maturity; consequently, such investments are carried at cost, which approximates fair market value. At July 31, 2002, we held short-term investments, which totaled approximately $4.0 million. Interest income from such investments was approximately $148,000, $209,000 and $474,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Accounts receivable
-------------------

Included in accounts receivable at July 31, 2003 and 2002 are unbilled amounts of approximately $3.1 million and $2.2 million, respectively. Such amounts have been recognized as revenue under the percentage-of-completion method or upon execution of the software license contract and shipment of the software, but prior to contractual payment terms.

Allowance for doubtful accounts
-------------------------------

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the current financial condition of the customers, the specific details of the customer accounts, the age of the outstanding balance and the current economic environment when assessing the adequacy of the allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Fair value of financial instruments
-----------------------------------

Our financial instruments consist primarily of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments. The fair market value of our capital lease obligations approximate their carrying values based upon current market rates of interest. The fair value of our term note was approximately $13.7 million at July 31, 2003, based on current market interest rates.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires all derivative instruments be recorded on the balance sheet at fair value. Currently, we do not hold derivative instruments or engage in hedging activities.

Fixed assets, depreciation and amortization
-------------------------------------------

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated service lives using the straight-line method. Amortization of assets recorded under capital leases was approximately $379,000 for the year ended July 31, 2003 and is included in depreciation expense. Estimated service lives are as follows:

                                               Lesser of useful life
         Leasehold improvements                     or life of lease
         Computer equipment                                4-5 years
         Furniture and fixtures                              5 years
         Equipment under capital leases                      5 years

Repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets' remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software
--------

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For software to be sold, after the technological feasibility of the software has been established, material software development costs, which include salaries and personnel related costs incurred in the development activities are capitalized. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

Goodwill
--------

Through July 31, 2001, goodwill was amortized on a straight-line basis over a period of eight to 10 years. In accordance with the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective August 1, 2001, we no longer amortize goodwill, but rather test it annually for impairment. Goodwill is also reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present. Goodwill amortization expense was approximately $1.1 million for the year ended July 31, 2001. There was no goodwill amortization expense for the years ended July 31, 2003 and 2002 in accordance with the adoption of SFAS 142.

Impairment of long-lived assets
-------------------------------

We have evaluated our long-lived assets for impairment, and will continue to do so as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If facts or circumstances support the possibility of impairment, we prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection we do not expect to recover our carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

Deferred revenue
----------------

Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a 12-month period. Maintenance provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance and is recognized over the term of the maintenance agreement.

Guarantees
----------

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we typically indemnify, hold harmless and agree to reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secrets, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At July 31, 2003 we had no material product warranty liability, as we have historically not experienced material warranty claims.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may enable us to recover a portion of any future amounts paid.

Translation of foreign currencies
---------------------------------

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the adjustments be accumulated in stockholders' equity as part of other comprehensive income.

During the year ended July 31, 2003, we determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and we will not seek repayment of this portion of the intercompany loan in the near term. In accordance with SFAS 52, we recognize the translation of this long-term investment as a component of other comprehensive income. We recognize the translation of the remaining portion of the intercompany loan in other income.

Income taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Net income per share
--------------------

Our basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). Following is a reconciliation of the shares used in computing basic and diluted net income per share for the fiscal years indicated (in thousands):

                                            2003          2002          2001
                                        ------------  ------------  ------------
Shares used in computing basic
   net income per share                      12,780        13,458        14,293
Dilutive effect of stock options and
warrants                                      1,098         1,425           735
                                        ------------  ------------  ------------

Shares used in computing diluted
   net income per share                      13,878        14,883        15,028
                                        ============  ============  ============


At July 31, 2003, options to purchase approximately 393,000 shares of Common Stock at an average exercise price of $8.11 per share were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period. At July 31, 2002, there were no anti-dilutive options to purchase Common Stock. At July 31, 2001, there were approximately 1,412,000 anti-dilutive options to purchase Common Stock at an average exercise price of $4.41 per share. Subsequent to year end, we issued options to purchase approximately 285,000 shares of Common Stock at an average exercise price of $6.44 per share that would have been anti-dilutive at July 31, 2003.

Stock-based compensation
------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective for the quarter ended April 30, 2003.

We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its various interpretations, including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25." Under APB 25, compensation cost is generally not recognized for fixed stock options in which the exercise price is not less than the market price on the grant date. Compensation cost was not significant in either of the years ended July 31, 2003 and 2001. For the year ended July 31, 2002, we recognized approximately $536,000 in compensation cost in accordance with APB 25 for stock options settled with cash. Had compensation cost for our stock-based compensation plans been determined under the fair value method of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                  2003              2002             2001
                             --------------   ---------------   --------------
Net income:
     As reported             $        3,945   $         5,929   $        2,482
     Pro forma               $        3,031   $         5,238   $        1,613

Net income per share:
     As reported
        Basic                $         0.31   $          0.44   $         0.17
        Diluted              $         0.28   $          0.40   $         0.17
     Pro forma
        Basic                $         0.24   $          0.38   $         0.11
        Diluted              $         0.22   $          0.35   $         0.11


The weighted average fair value of options granted during the years ended July 31, 2003, 2002 and 2001 was $4.27, $2.02 and $2.01 per option, respectively. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.86%, 3.97% and 5.63%; no expected dividend yields; expected lives of 4.50 years, and volatility of 75.6%, 72.7% and 70.54%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

Management estimates
--------------------

The preparation of our financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements. Actual results could differ from those estimates.

Advertising costs
-----------------

We expense advertising costs as incurred. Advertising expenses for the years ended July 31, 2003, 2002 and 2001 were approximately $1.0 million, $1.5 million and $949,000, respectively.

Recently issued accounting pronouncements
-----------------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which addresses the criteria for consolidation by business enterprises of variable interest entities. We do not have variable interest entities; therefore, FIN 46 will not have an impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS 149 during the three months ended July 31, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Further, SFAS 150 requires certain obligations that a reporting entity can or must settle by issuing its own equity shares to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 during the three months ended July 31, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

NOTE 2 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In December 1999, the Securities and Exchange Commission issued SAB 101 that provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Following the guidance provided by SAB 101, we changed our method of accounting for professional services implementation revenues and related expenses associated with our ASP hosting operations to be recognized in earnings over the expected term of the ASP hosting agreements, typically one to five years. A change in revenue recognition as a result of SAB 101 is treated as a change in accounting principle and governed by APB Opinion No. 20, "Accounting Changes." We implemented SAB 101 in the fourth quarter of fiscal 2001, retroactive to August 1, 2000. The one-time cumulative effect of applying SAB 101 for all years prior to fiscal 2001 resulted in a reduction of net income of $990,000 for the year ended July 31, 2001, or $0.06 per diluted share. The cumulative effect of SAB 101 results from deferral of professional services implementation revenues and related expenses associated with our ASP hosting operations. During the year ended July 31, 2001, we recognized approximately $1.6 million of revenue, which was included as a component of the cumulative effect of accounting change.

Revenues and related direct incremental expenses deferred as the result of implementing SAB 101 have been included in the Consolidated Balance Sheets under the captions deferred revenue and other current assets for those amounts which are expected to be amortized during the next fiscal year. Amounts which are expected to be amortized more than one year beyond the date of the balance sheet are included in the Consolidated Balance Sheets under the captions other long-term liabilities and other assets.

NOTE 3 - FIXED ASSETS

Fixed asset balances at July 31, 2003 and 2002 are as follows (in thousands):

                                                 2003             2002
                                            ---------------  ---------------
Computer equipment                          $       15,624   $       13,969
Furniture and fixtures                               3,079            2,425
Leasehold improvements                               1,443            1,736
Equipment under capital lease                        3,244                0
                                            ---------------  ---------------
                                                    23,390           18,130
Less accumulated depreciation                      (13,359)         (11,165)
                                            ---------------  ---------------
                                            $       10,031   $        6,965
                                            ===============  ===============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of approximately $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000. As of July 31, 2002, we had no capital lease obligations.

Equipment leases and our obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for each of the years ended July 31, 2003 and 2002 was approximately $5.0 million and $4.7 million for the year ended July 31, 2001. Generally, our leases provide for renewals for various periods at stipulated rates.

Future minimum lease obligations on leases in effect at July 31, 2003 are as follows (in thousands):

                                               Capital        Operating
                                               leases           leases
                                           --------------  ---------------
 2004                                      $          777  $         3,306
 2005                                                 777            3,160
 2006                                                 777            2,810
 2007                                                 777            2,859
 2008                                                 325            2,794
 Thereafter                                             0           11,272
                                           --------------  ---------------
 Minimum lease payments                             3,433           26,201
                                           --------------  ---------------
 Less interest                                       (509)               0
                                           --------------  ---------------
                                           $        2,924  $        26,201
                                           ==============  ===============

From time to time, we are involved in various claims and legal actions incidental to the normal conduct of our business. Currently, there are no legal actions for which we are involved.

NOTE 5 - DEBT

At July 31, 2003, we had a $5.8 million revolving credit facility with Comerica Bank-Texas which expires on August 31, 2005. The credit facility bears interest at the bank's prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points. As of July 31, 2003, there were no borrowings under this credit facility.

On June 3, 2003, we repurchased approximately 3.1 million shares of our Common Stock along with warrants to purchase approximately an additional 161,000 shares of our Common Stock from Safeguard Scientifics, Inc. ("Safeguard") and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million term note with Comerica Bank-Texas. The term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. The outstanding balance of the term note at July 31, 2003 was approximately $13.9 million. For the year ended July 31, 2003, we made cash payments for interest on our term note and capital lease obligations in the aggregate amount of approximately $151,000.

Under the credit facility and term note, we are required to maintain certain financial and non-financial covenants. At July 31, 2003, we were in compliance with all financial and non-financial covenants. The credit facility and term note are collateralized by substantially all of our assets.

Long-term debt consists of the following at July 31, 2003 (in thousands):

                                                          2003
                                                     ---------------
Term note with bank                                  $        13,904

Less current portion of debt                                   3,550
                                                     ---------------
                                                     $        10,354
                                                     ===============

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred stock
---------------

We have authorized 1,000,000 shares of Preferred Stock, which our Board of Directors may issue with such preferences and rights as it may designate. As of July 31, 2003 and 2002, there were no issued or outstanding shares of Preferred Stock.

Employee stock purchase plan
----------------------------

During the year ended July 31, 1998, we adopted the Employee Stock Purchase Plan, which allows eligible employees to purchase our Common Stock at a 15% discount of market value. An aggregate of 600,000 shares of Common Stock has been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 2003 and 2002, we have issued approximately 386,000 and 346,000 shares under the plan, respectively.

Stock options
-------------

We provide equity incentives to employees and directors by means of incentive stock options and non-qualified stock options, which historically have been provided under various stock option plans. We now issue options from the 1997 Equity Compensation Plan. Stock options generally vest over a period of three to five years. We may grant non-qualified stock options at an option price per share determined by the Board of Directors; however, the option price per share shall be equal to or greater than the fair market value on the date of grant. Under this plan, we have reserved 3,800,000 shares for issuance as of July 31, 2003. Options generally expire 10 years from the date of grant. Activity under all plans is summarized as follows (in thousands except per share amounts):



                                                   Shares under
                                                outstanding options
                                      ----------------------------------------
                                                                Weighted
                                         Outstanding            average
                                           options           exercise price
                                      ------------------   -------------------
Balance at July 31, 2000                           2,485     $          3.06
   Granted                                           788                3.34
   Exercised                                         (74)               0.32
   Expired                                          (121)               4.30
                                      ------------------   -------------------
Balance at July 31, 2001                           3,078     $          3.15
   Granted                                           650                3.38
   Exercised                                        (444)               2.41
   Expired                                           (60)               2.69
                                      ------------------   -------------------
Balance at July 31, 2002                           3,224     $          3.30
   Granted                                           590                7.07
   Exercised                                        (347)               2.98
   Expired                                           (35)               3.62
                                      ------------------   -------------------
Balance at July 31, 2003                           3,432     $          3.97
                                      ==================   ===================

The following table summarizes information about employee stock options outstanding at July 31, 2003 (in thousands except per share amounts):

                                         Options Outstanding                         Options Exercisable
                        ----------------------------------------------------------------------------------------
                                                                 Weighted
                                                                 average
                                               Weighted          remaining                         Weighted
   Range of exercise         Number            average          contractual       Number           average
        prices             outstanding      exercise price         life         exercisable     exercise price
----------------------------------------------------------------------------------------------------------------
$0.01 to $0.87                 396               $0.60             1.82             396             $0.60

$2.59 to $3.97               1,782               $3.42             6.85           1,102             $3.44

$4.25 to $5.91                 864               $4.79             6.68             638             $4.76

$7.34                          340               $7.34             9.25              68             $7.34

$13.50                          50              $13.50             9.00              13            $13.50

Warrants
--------

In connection with the Merger, we assumed warrants with a seven-year term held by stockholders and a director of FormMaker to purchase Common Stock. Additional warrants with a three-year term were issued by FormMaker to stockholders immediately prior to the Merger in connection with $3.0 million of subordinated notes. All of the above warrants, exercisable at the date of issuance, were converted into warrants to purchase approximately 627,000 shares of Common Stock based on the Merger exchange ratios.

There were no warrants outstanding as of July 31, 2003. During the year ended July 31, 2003, warrants to purchase approximately 188,000 shares of Common Stock were exercised with an exercise price per share of $0.03. In connection with the repurchase of our Common Stock from Safeguard in June 2003, we purchased warrants representing approximately 161,000 shares of Common Stock with an exercise price per share of $4.25. During the year ended July 31, 2002, warrants to purchase an aggregate of approximately 84,000 shares of Common Stock with an exercise price per share of $4.25 were exchanged in a cashless exercise for approximately 25,000 shares of Common Stock. Additionally, in fiscal 2002, we purchased warrants for approximately 123,000 shares of Common Stock with an exercise price of $3.40. During the year ended July 31, 2001, warrants to purchase an aggregate of approximately 71,000 shares of Common Stock with an exercise price per share of $0.03 were exchanged in a cashless exercise for approximately 70,000 shares of Common Stock.

Note 7 - Income taxes
---------------------

The provision for income taxes charged to operations was as follows (in thousands):

                                                             2003               2002                2001
                                                       ----------------  -----------------   -----------------
 Current tax expense:
   U.S. federal                                        $          1,136  $           2,451   $           2,461
   State, local and foreign                                         176                333                 348
                                                       ----------------  -----------------   -----------------
 Total current                                                    1,312              2,784               2,809
                                                       ----------------  -----------------   -----------------
 Deferred tax expense:
   U.S. federal                                                   1,837              1,073                 723
   State, local and foreign                                         135                 79                  53
                                                       ----------------  -----------------   -----------------
 Total deferred                                                   1,972              1,152                 776
                                                       ----------------  -----------------   -----------------
  Total provision                                      $          3,284  $           3,936   $           3,585
                                                       ================  =================   =================

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences (in thousands):

                                                             2003               2002                2001
                                                       ----------------  -----------------   -----------------

Statutory U.S. tax expense                             $          2,451  $           3,353   $           2,400
Increase (decrease) in rates resulting from:
   Nondeductible items:
     Goodwill                                                         0                  0                 256
     Other                                                           48                 54                  46
   State and local taxes (net)                                      207                272                 264
   Valuation allowance                                              493                215                 562
   Other                                                             85                 42                  57
                                                       ----------------  -----------------   -----------------
Provision for income taxes                             $          3,284  $           3,936   $           3,585
                                                       ================  =================   =================

Deferred tax assets (liabilities) are composed of the following at July 31 (in thousands):

                                                            2003              2002             2001
                                                       ---------------   ---------------  ---------------
Gross deferred tax assets:
   Deferred revenue                                    $           374   $           653  $           579
   Loss carryforwards                                            3,561             3,520            3,754
   Tax credit carryforwards                                        235               235              235
   Accounts receivable allowance                                   185               214              386
   Deferred lease costs                                            270                55              154
   Compensation expense related to stock
     options                                                       263               346              487
   Other                                                           304               806              792
                                                       ---------------   ---------------  ---------------
                                                                 5,192             5,829            6,387
                                                       ---------------   ---------------  ---------------
Gross deferred tax liabilities:
   Capitalized software                                         (3,690)           (3,226)          (2,865)
   Other                                                          (989)             (611)            (593)
                                                       ---------------   ---------------  ---------------
                                                                (4,679)           (3,837)          (3,458)
                                                       ---------------   ---------------  ---------------
   Net                                                             513             1,992            2,929
   Less valuation allowance                                     (2,433)           (1,940)          (1,725)
                                                       ---------------   ---------------  ---------------
   Net deferred tax asset (liability)                  $        (1,920)  $            52  $         1,204
                                                       ===============   ===============  ===============

At July 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million that generally expire in the years ending 2011 through 2018. We also had a foreign net operating loss carryforward of approximately $5.4 million. A valuation allowance against the entire foreign net operating loss carryforward has been established as the realizability of this asset is uncertain.

At July 31, 2003, 2002 and 2001, $800,000 of the valuation allowance is related to deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill.

We have approximately $235,000 of general business tax credit carryforwards. Our tax credit carryforwards generally expire in the years ending 2009 through 2013.

Due to ownership changes, a portion of our net operating loss and tax credit carryforwards are subject to an annual cumulative limitation. Approximately $1.2 million of carryforwards may be utilized in any one year.

We made estimated and regular income tax payments of approximately $2.5 million, $1.9 million and $1.7 million during the years ended July 31, 2003, 2002 and 2001, respectively.

NOTE 8 - RETIREMENT PLAN

We maintain a discretionary defined contribution 401(k) plan, as defined by the United States Internal Revenue Code, which allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by us as determined by our Board of Directors. Currently, we match an amount not to exceed 50% of the first 6% of the employee's compensation contributed as an elective deferral. Our matching contributions for the years ended July 31, 2003, 2002 and 2001 were approximately $681,000, $614,000 and $431,000, respectively.

NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

The accounting policies of the segments are the same as those described in Note
1. Sales between segments are insignificant. Corporate expenses related to our corporate offices are allocated to the segments. Other general and administrative expenses are not allocated to the segments.

We report information regarding operating segments on the basis used internally by management to evaluate segment performance. Segments are based on products and services provided. Management evaluates performance based on revenues and operating income. We do not track operating results by segment below the operating income line nor do we track assets, depreciation and amortization by segment.

The table below presents information about reported segments for the years ended July 31 (in thousands):

                                               2003             2002              2001
                                          ---------------   --------------   ---------------
Revenues:
       Software                           $        52,074   $       52,399   $        48,653
       ASP                                         22,867           20,221            14,550
                                          ---------------   --------------   ---------------
           Total revenues                 $        74,941   $       72,620   $        63,203
                                          ===============   ==============   ===============

Operating income:
       Software                           $        21,673   $       23,241   $        21,769
       ASP                                          3,341            3,035             1,200
Sales and marketing                               (11,339)         (10,775)           (9,344)
General and administrative                         (6,419)          (6,417)           (6,828)
                                          ---------------   --------------   ---------------
           Consolidated operating income  $         7,256   $        9,084   $         6,797
                                          ===============   ==============   ===============

Revenue is based on the country in which the sales originated (i.e., where the legal subsidiary is domiciled). We have two geographic areas including North America and Europe, Middle East and Africa, ("EMEA"). Long-lived assets consist of net property plant and equipment, goodwill, capitalized software development costs and other intangibles. The following table presents sales and long-lived asset information by geographic area as of and for the years ended July 31 (in thousands):


                                               2003              2002              2001
                                          ---------------   ---------------  ---------------
Revenues:
       North America                      $        71,009   $        68,153  $        62,124
       EMEA                                         3,932             4,467            1,079
                                          ---------------   ---------------  ---------------
              Total revenues              $        74,941   $        72,620  $        63,203
                                          ===============   ===============  ===============

Long - lived assets:
       North America                      $        25,477   $        21,685  $        20,199
       EMEA                                           558               655              470
                                          ---------------   ---------------  ---------------
              Total long - lived assets   $        26,035   $        22,340  $        20,669
                                          ===============   ===============  ===============

NOTE 10 - MAJOR CUSTOMERS AND RELATED PARTY TRANSACTIONS

For the years ended July 31, 2003, 2002 and 2001, no customer accounted for greater than 10% of our total revenues.

Through December 31, 2002, one of the members of our Board of Directors served as President of the Production Systems Group at Xerox Corporation ("Xerox"). During the period August 1, 2002 through December 31, 2002, we paid Xerox approximately $875,000 for expenses related to various services agreements for the right to use equipment and associated maintenance. For both the years ended July 31, 2002 and 2001, we paid Xerox approximately $2.1 million. At July 31, 2002, accounts payable to Xerox was approximately $1,000. During the period August 1, 2002 through December 31, 2002 we recognized revenue from Xerox of approximately $128,000 related to the license of our products, maintenance fees and professional services consulting. For the years ended July 31, 2002 and 2001, we recognized revenue from Xerox of approximately $605,000 and $632,000, respectively. At July 31, 2002, accounts receivable from Xerox was approximately $253,000. Additionally, in December 2002, we entered into various capital lease arrangements with Xerox for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of approximately $3.2 million.


NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 First                 Second                Third                Fourth
                                Quarter                Quarter              Quarter               Quarter
                           -------------------   -------------------   ------------------   -------------------
                                                (in thousands except per share amounts)
2003:
Total revenues             $            18,137   $            17,373   $           20,068   $            19,363
Gross profit                             8,105                 6,956                8,725                 9,021
Operating income                         1,939                 1,108                2,066                 2,143
Net income                               1,193                   681                  971                 1,100
Net income per share:
    Basic                  $              0.09   $              0.05   $             0.07   $              0.10
    Diluted                $              0.08   $              0.05   $             0.07   $              0.09


2002:
Total revenues             $            17,150   $            18,152   $           18,380   $            18,938
Gross profit                             7,892                 8,514                8,552                 8,790
Operating income                         1,897                 2,405                2,407                 2,375
Net income                               1,241                 1,443                1,551                 1,694
Net income per share:
    Basic                  $              0.09   $              0.11   $             0.12   $              0.13
    Diluted                $              0.09   $              0.10   $             0.10   $              0.11

Net income per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income per share amounts for the quarters does not necessarily equal the year-to-date net income per share amounts.

As described in Note 4 to the consolidated financial statements, we entered into various lease arrangements in December 2002 that were recorded as operating leases. During the fourth quarter, these leases were analyzed and determined to be capital leases. The overall impact to our consolidated financial statements as of and for the periods ended January 31, 2003 and April 30, 2003 was not material. The second and third quarter financial information stated above reflects capitalization of the lease arrangements. The impact reduced net income by approximately $6,000 in the second quarter and $13,000 in the third quarter, and had no impact to the reported net income per share amounts.