Form 10-Q
period 2003-10-31
DOCUCORP INTERNATIONAL INC
filed 2003-12-15
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2003	Commission File Number: 00-1033864

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

5910 North Central Expressway, Suite 800, Dallas, Texas	75206

(Address of principal executive offices)	(Zip Code)

(214) 891-6500

(Registrant’s telephone number including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 9,920,683 shares outstanding as of December 5, 2003.

Consolidated Balance Sheets
Interim Consolidated Statements of Operations and Comprehensive Income
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 Certification Pursuant to Rule 13a-14(a)
EX-31.2 Certification Pursuant to Rule 13a-14(a)
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 906

Docucorp International, Inc.

Quarterly Report on Form 10-Q
October 31, 2003

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of October 31, 2003 and July 31, 2003	2
Interim Consolidated Statements of Operations and Comprehensive Income for the three months ended October 31, 2003 and 2002	3
Interim Consolidated Statements of Cash Flows for the three months ended October 31, 2003 and 2002	4
Notes to Interim Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22

Docucorp International, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	October 31,	July 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$6,102	$7,269
Accounts receivable, net of allowance of $457 and $562, respectively	17,450	16,023
Current portion of deferred taxes	83	83
Income tax receivable	1,074	1,074
Other current assets	2,452	2,956

Total current assets	27,161	27,405
Fixed assets, net of accumulated depreciation of $14,066 and $13,359, respectively	9,588	10,031
Software, net of accumulated amortization of $19,703 and $19,286, respectively	10,307	9,567
Goodwill, net of accumulated amortization of $4,940	5,846	5,846
Other assets	597	591

Total assets	$53,499	$53,440

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,588	$1,644
Accrued liabilities	4,150	5,038
Income taxes payable	1,283	423
Current portion of capital lease obligations	592	582
Current portion of long-term debt	3,550	3,550
Deferred revenue	11,788	12,482

Total current liabilities	22,951	23,719
Deferred taxes	2,003	2,003
Long-term capital lease obligations	2,189	2,342
Long-term debt	9,467	10,354
Other long-term liabilities	1,423	1,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	45,531	45,466
Treasury stock at cost, 6,721,666 and 6,811,374 shares, respectively	(37,367)	(37,865)
Retained earnings	7,503	6,266
Foreign currency translation adjustment	(367)	(301)

Total stockholders’ equity	15,466	13,732

Total liabilities and stockholders’ equity	$53,499	$53,440

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended
	October 31,

	2003	2002

Revenues
ASP hosting	$5,757	$5,208
Professional services	5,143	5,793
License	2,667	2,100
Maintenance	5,338	5,036

Total revenues	18,905	18,137
Cost of revenues
ASP hosting	4,680	4,460
Professional services	4,100	4,377
License	726	761
Maintenance	314	434

Total cost of revenues	9,820	10,032

Gross profit	9,085	8,105

Operating expenses
Product development	2,061	1,830
Sales and marketing	2,835	2,678
General and administrative	1,686	1,658

Total operating expenses	6,582	6,166

Operating income	2,503	1,939
Other income (expense), net	(26)	4

Income before income taxes	2,477	1,943
Provision for income taxes	1,028	750

Net income	$1,449	$1,193

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(66)	(9)

Comprehensive income	$1,383	$1,184

Basic net income per share	$0.15	$0.09

Weighted average basic shares outstanding	9,826	13,535

Diluted net income per share	$0.13	$0.08

Weighted average diluted shares outstanding	10,905	15,296

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31,

	2003	2002

Cash flows from operating activities
Net income	$1,449	$1,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	880	700
Amortization of capitalized software	627	765
Provision for doubtful accounts	67	66
Other	3	0
Tax benefit related to stock option exercises	111	763
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,447)	123
Decrease in other assets	514	39
Decrease in accounts payable	(60)	(146)
Decrease in accrued liabilities	(910)	(987)
Increase (decrease) in income taxes payable	860	(623)
Decrease in deferred revenue	(723)	(598)
Increase (decrease) in other liabilities	131	(71)

Total adjustments	53	31

Net cash provided by operating activities	1,502	1,224

Cash flows from investing activities
Purchase of short-term investments	0	(4,012)
Sale of short-term investments	0	3,980
Purchase of fixed assets	(420)	(542)
Capitalized software development costs	(1,367)	(985)

Net cash used in investing activities	(1,787)	(1,559)

Cash flows from financing activities
Principal payments under capital lease obligations	(143)	0
Principal payments under term note	(887)	0
Proceeds from exercise of stock options	235	1,141
Purchase of treasury stock	0	(2,729)

Net cash used in financing activities	(795)	(1,588)

Effect of exchange rates on cash flows	(87)	4

Net decrease in cash and cash equivalents	(1,167)	(1,919)
Cash and cash equivalents at beginning of period	7,269	9,733

Cash and cash equivalents at end of period	$6,102	$7,814

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) for the three month periods ended October 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2003. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenues are derived from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. Revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon the price a customer pays to renew its maintenance and support agreement. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 101, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

Cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

Accounts receivable

Included in accounts receivable are unbilled amounts, which have been recognized as revenue under the percentage-of-completion method or upon execution of the software license contract and shipment of the software, but prior to contractual payment terms.

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

Fixed assets, depreciation and amortization

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated service lives using the straight-line method. Estimated service lives are as follows:

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Leasehold improvements	Lesser of useful life or life of lease
Computer equipment	4-5 years
Furniture and fixtures	5 years
Equipment under capital leases	5 years

Repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets’ remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For software to be sold, after the technological feasibility of the software has been established, material software development costs, which include salaries and personnel-related costs incurred in the development activities are capitalized. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

Goodwill

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective August 1, 2001, we no longer amortize goodwill, but rather test it annually for impairment. Goodwill is also reviewed for impairment at other times during each year when events or changes in circumstances indicate that an impairment might be present.

Impairment of long-lived assets

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance and is recognized over the term of the maintenance agreement.

Guarantees

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we typically indemnify, hold harmless and agree to reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secrets, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2003.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At October 31, 2003 we had no material product warranty liability, as we have historically not experienced material warranty claims. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Translation of foreign currencies

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at year-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses are recognized in income as incurred.

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the adjustments be accumulated in stockholders’ equity as part of other comprehensive income.

Treasury stock

We account for Treasury Stock using the cost method. Gains on sales of Treasury Stock are credited to Additional Paid-in Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to Retained Earnings. As of July 31, 2003, the cumulative net

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

difference between the average Treasury Stock purchase price per share and the option exercise price of approximately $2.9 million has been reclassified from APIC to Retained Earnings.

Income taxes

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

Stock-based compensation

We provide equity incentives to our employees and directors by means of incentive stock options and non-qualified stock options. We issue options from the 1997 Equity Compensation Plan (the “Plan”). We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For the periods presented, stock-based compensation cost is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The following table illustrates the pro forma effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three months ended
	October 31,

	2003	2002

Net income as reported	$1,449	$1,193
Stock-based compensation expense, net of tax	264	192

Pro forma net income	$1,185	$1,001

Net income per share:
As reported
Basic	$0.15	$0.09

Diluted	$0.13	$0.08

Pro forma
Basic	$0.12	$0.07

Diluted	$0.11	$0.07

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Net income per share

Our basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method). The following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended
	October 31,

	2003	2002

Shares used in computing basic net income per share	9,826	13,535
Dilutive effect of stock options and warrants	1,079	1,761

Shares used in computing diluted net income per share	10,905	15,296

Options to purchase 390,000 and 50,000 shares of Common Stock at average exercise prices of $8.13 and $13.50 per share at October 31, 2003 and 2002, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise price was greater than the average market price of the Common Stock for the period.

Management estimates

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

Advertising costs

We expense advertising costs as incurred.

Note 2 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three months ended October 31, 2003 and 2002 (in thousands):

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

	Three months ended
	October 31,

	2003	2002

Revenues:
Software	$13,148	$12,929
ASP	5,757	5,208

Total revenues	$18,905	$18,137

Operating income:
Software	$5,947	$5,527
ASP	1,077	748
Sales and marketing	(2,835)	(2,678)
General and administrative	(1,686)	(1,658)

Total operating income	$2,503	$1,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Overview

Docucorp International, Inc. (“Docucorp” or the “Company”) develops, markets and supports a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire lifecycle – from acquisition of the first raw data point to final delivery of personalized information to the customer.

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

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

We derive our revenues from ASP hosting fees, professional services fees, license fees and recurring maintenance fees related to our software products. ASP hosting revenue consist of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenue include fees for implementation, integration, training and consulting services. License revenue is generally derived from perpetual licenses of software products. Maintenance revenue consists primarily of recurring license fees and annual software maintenance and support agreements.

Critical Accounting Policies and Estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. We base our estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts under different assumptions or conditions. We believe the following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of our consolidated financial statements:

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition”, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenues are derived from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon the price a customer pays to renew its maintenance and support agreement. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 101, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

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

Software development costs

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

Valuation of long-lived and intangible assets and goodwill

We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” annually and whenever events and circumstances indicate that an impairment might be present.

Deferred taxes and valuation allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realized under the “more-likely-than-not” recognition criteria. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would “more-likely-than-not” be realized in the future, resulting in an adjustment to the deferred income tax assets’ valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

Translation of foreign currency

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency transaction gains and losses are recognized in income as incurred.

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires adjustments to be accumulated in stockholders’ equity as part of other comprehensive income. Currently, we do not engage in foreign currency hedging activities.

Historical Operating Results of the Company

The following table sets forth selected unaudited interim consolidated statements of operations data. The information present below is expressed as a percentage of total revenues for the periods indicated:

	Three months ended
	October 31,

	2003	2002

Revenues
ASP hosting	31%	29%
Professional services	27	32
License	14	11
Maintenance	28	28

Total revenues	100	100

Cost of revenues
ASP hosting	25	25
Professional services	21	24
License	4	4
Maintenance	2	2

Total cost of revenues	52	55

Gross Profit	48	45

Operating expenses
Product development	11	10
Sales and marketing	15	15
General and administrative	9	9

Total operating expenses	35	34

Operating income	13	11
Other income (expense), net	0	0

Income before income taxes	13	11
Provision for income taxes	5	4

Net income	8%	7%

Comparative analysis of quarterly results for the three months ended October 31, 2003 and 2002

Revenues

Total revenues increased 4% due to an increase in ASP hosting revenue, license revenue and maintenance revenue, partially offset by a decrease in professional services revenue. ASP hosting revenue increased approximately $549,000, or 11%, due to the addition of new customers that went into production subsequent to the three months ended October 31, 2002. License revenue increased approximately $568,000, or 27%, primarily due to an increase in software license contracts executed by our European subsidiary of approximately $306,000 and overall better execution by our U. S. sales force. Maintenance revenue increased approximately $302,000, or 6%, due to maintenance agreements associated with new license sales and customers expanding their processing rights for existing products. Professional services revenue decreased approximately $650,000, or 11%, primarily as a result of lower software license sales experienced in the preceding year.

Backlog for our products and services was approximately $47.5 million as of October 31, 2003, of which approximately $19.1 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days’ notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting services are based on management’s estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one-to-five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues with respect to ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of Revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our two ASP hosting centers. Cost of ASP hosting revenue increased approximately $220,000, or 5%, for the three months ended October 31, 2003 due primarily to an increase of approximately $161,000, or 15%, in salary and personnel related costs and an increase of approximately $86,000, or 13%, in supplies expense. These increases are driven by the overall growth in the business. For the three months ended October 31, 2003 and 2002, cost of ASP hosting revenue represented approximately 81% and 86% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP revenue is primarily due to the mix of revenues, increased utilization of capacity and lower levels of consumable expenses. Cost of ASP hosting revenue is expected to increase as ASP revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue decreased approximately $277,000, or 6%, due primarily to capitalization of development work on a new pre-packaged insurance offering. For the three months ended October 31, 2003 and 2002, cost of professional services revenue represented approximately 80% and 76% of professional services revenues, respectively. The increase in costs as a percentage of professional services revenues is primarily due to lower utilization of implementation and consulting personnel and select employees dedicated to non-billable development work. We expect cost of professional services revenue to increase as professional services revenue increases.

Cost of license revenue. Cost of license revenue represents amortization of capitalized software development costs and royalties paid to third parties. For the three months ended October 31, 2003, cost of license revenue decreased approximately $35,000, or 5%, primarily due to a decrease in amortization as merger-related capitalized software was fully amortized as of July 31, 2003. We anticipate continued development efforts, including Internet applications, integration of our existing product offerings, further development of packaged applications for use in industries such as financial services and development of new software products.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. For the three months ended October 31, 2003, cost of maintenance revenue decreased approximately $120,000, or 28%, due primarily to a decrease in salaries and personnel related costs of approximately $94,000. The decrease in salaries and personnel related costs is due to a reduction in staffing as a result of continued departmental automation and a lower demand for support of our mature legacy products. For the three months ended October 31, 2003 and 2002, cost of maintenance revenue represented approximately 6% and 9% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase, but at a slower rate than the anticipated growth in software license and maintenance revenues as we have reduced support of our legacy software products and enhanced our ability to provide online support.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three months ended October 31, 2003, product development expense increased approximately $231,000, or 13%. The increase is primarily due to an increase of approximately $61,000 in incentive compensation, an increase of approximately $63,000 in contract labor and a decrease of approximately $66,000 in capitalized development costs.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three months ended October 31, 2003, sales and marketing expense increased approximately $157,000, or 6%. This increase is primarily due to increased incentive compensation of approximately $113,000, or 20%, as a result of increased software license revenue.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased approximately $28,000, or 2%, for the three months ended October 31, 2003.

Other income (expense), net

Other income (expense), net decreased approximately $30,000 primarily due to the addition of interest expense aggregating approximately $173,000 on our term note and capital lease obligations for the three months ended October 31, 2003, partially offset by a foreign currency exchange rate gain of approximately $133,000 for the three months ended October 31, 2003.

Provision for income taxes

The effective tax rate for three months ended October 31, 2003 and 2002 was approximately 42% and 39%, respectively. The effective rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit.

Net income

Net income increased approximately $256,000, or 22%, for the three months ended October 31, 2003. This increase is primarily due to an increase in the volume of software license contracts in the three months ended October 31, 2003 and improved operating margin.

Liquidity and Capital Resources

At October 31, 2003, our principal sources of liquidity consisted of cash and cash equivalents of approximately $6.1 million and our revolving credit facility, which has available borrowings of $5.8 million. Cash and cash equivalents for the three months ended October 31, 2003 decreased approximately $1.2 million from approximately $7.3 million at July 31, 2003.

Cash provided by operating activities was approximately $1.5 million and $1.2 million for the three months ended October 31, 2003 and 2002, respectively. In addition to greater net income for the three months ended October 31, 2003, notable changes in the balance sheet that impacted cash flows from operations include the following:

•	Accounts receivable increased approximately $1.4 million due primarily to the timing of collections.

•	Income tax payable increased approximately $860,000 due primarily to higher net income.

•	Deferred revenue decreased approximately $694,000 due to the timing of invoicing for annual maintenance agreements.

•	Accrued liabilities decreased approximately $888,000 due primarily to a decrease in accrued compensation related to the timing of payroll.

Cash used in investing activities was approximately $1.8 million and $1.6 million for the three months ended October 31, 2003 and 2002, respectively. Cash used in investing activities during the three months ended October 31, 2003 related to the purchase of approximately $420,000 of fixed assets and approximately $1.4 million in costs associated with the development of capitalized software. The approximate $1.6 million of cash used in investing activities during the three months ended October 31, 2002 related to the purchase of fixed assets of approximately $542,000 and approximately $985,000 of capitalized software development costs.

Cash used in financing activities was approximately $795,000 and $1.6 million for the three months ended October 31, 2003 and 2002, respectively. Cash used in financing activities during the three months ended October 31, 2003 primarily related to principal payments under our term note of approximately $887,000. The approximate $1.6 million cash used in financing activities during the three months ended October 31, 2002 related to the purchase of treasury stock of approximately $2.7 million, partially offset by proceeds from the exercise of stock options of approximately $1.1 million.

As of October 31, 2003, we held approximately 6,722,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was approximately $4.2 million at October 31, 2003, compared with approximately $3.7 million at July 31, 2003. The increase in working capital of approximately $524,000 is due to a decrease in current liabilities of approximately $768,000, partially offset by a decrease in current assets of approximately $244,000. The decrease in current liabilities is primarily due to the timing of payments related to payroll. The decrease in current assets is primarily due to the decrease in cash and other current assets, partially offset by the increase in accounts receivable. The decrease in cash and increase in accounts receivable is primarily due to the timing of collections. The decrease in other current assets is primarily due to a decrease in prepaid postage.

In June 2003, we entered into a $14.2 million term note with Comerica Bank-Texas. The term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities. The lease agreements require monthly payments of principal and interest of approximately $65,000.

At October 31, 2003, we had a $5.8 million revolving credit facility from Comerica Bank-Texas, which expires on August 31, 2005. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. Under the credit facility, we are required to maintain certain financial and non-financial covenants. As of October 31, 2003 there were no borrowings under this credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of approximately $13 million as of October 31, 2003.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the U.S. (principally Europe). A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of Docucorp’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

For the three months ended October 31, 2003 and 2002, approximately 5% and 6%, respectively, of our revenues were denominated in British pounds. For the three months ended October 31, 2003 and 2002, approximately 6% and 4%, respectively, of our operating expenses were denominated in British pounds.

Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration (“Principal Financial Officer”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 12a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of October 31, 2003, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent that occurred during the period covered by this report.

See Item 9A of our Report on Form 10-K for the year ended July 31, 2003, which report was filed during the three months ended October 31, 2003, for information regarding the implementation of procedures and controls related to the timely review and analysis of significant commitments entered into on behalf of Docucorp.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	– Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	– Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	– Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	– Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

On September 4, 2003, the Company filed a Current Report on Form 8-K announcing its results of operations for the quarter and year ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc.

(Registrant)

/s/ Michael D. Andereck	Date	December 15, 2003

Michael D. Andereck
President and Chief Executive Officer