Form 10-Q
period 2004-01-31
DOCUCORP INTERNATIONAL INC
filed 2004-03-16
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2004	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

5910 North Central Expressway, Suite 800, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 10,442,901 shares outstanding as of March 15, 2004.

PART I – FINANCIAL INFORMATION
Item 1. Fianaical Statemetns (Unaudited)
Consolidated Balance Sheets
Interim Consolidated Statements of Operations and Comprehensive Income
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

Docucorp International, Inc.

Quarterly Report on Form 10-Q
January 31, 2004

Docucorp International, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	January 31,	July 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$7,884	$7,269
Accounts receivable, net of allowance of $660 and $562, respectively	19,323	16,023
Current portion of deferred taxes	83	83
Income tax receivable	0	1,074
Other current assets	2,121	2,956

Total current assets	29,411	27,405
Fixed assets, net of accumulated depreciation of $14,949 and $13,359, respectively	8,922	10,031
Software, net of accumulated amortization of $20,381 and $19,286, respectively	10,714	9,567
Goodwill, net of accumulated amortization of $4,940	5,846	5,846
Other assets	667	591

Total assets	$55,560	$53,440

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,313	$1,644
Accrued liabilities	4,748	5,038
Income taxes payable	672	423
Current portion of capital lease obligations	603	582
Current portion of long-term debt	3,550	3,550
Deferred revenue	12,243	12,482

Total current liabilities	23,129	23,719
Deferred taxes	2,003	2,003
Long-term capital lease obligations	2,034	2,342
Long-term debt	8,579	10,354
Other long-term liabilities	1,519	1,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	46,273	45,466
Treasury stock at cost, 6,407,278 and 6,811,374 shares, respectively	(35,619)	(37,865)
Retained earnings	8,412	6,266
Unearned compensation	(434)	0
Foreign currency translation adjustment	(502)	(301)

Total stockholders’ equity	18,296	13,732

Total liabilities and stockholders’ equity	$55,560	$53,440

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues
ASP hosting	$6,139	$5,740	$11,897	$10,948
Professional services	4,967	5,408	10,110	11,201
License	3,125	1,014	5,792	3,113
Maintenance	5,408	5,211	10,745	10,248

Total revenues	19,639	17,373	38,544	35,510

Cost of revenues
ASP hosting	5,003	4,842	9,683	9,302
Professional services	4,261	4,240	8,361	8,617
License	650	831	1,376	1,592
Maintenance	363	504	677	938

Total cost of revenues	10,277	10,417	20,097	20,449

Gross profit	9,362	6,956	18,447	15,061

Operating expenses
Product development	2,127	1,826	4,188	3,655
Sales and marketing	2,804	2,567	5,639	5,246
General and administrative	1,712	1,454	3,398	3,112

Total operating expenses	6,643	5,847	13,225	12,013

Operating income	2,719	1,109	5,222	3,048
Other income, net	28	153	2	157

Income before income taxes	2,747	1,262	5,224	3,205
Provision for income taxes	1,140	581	2,168	1,331

Net income	$1,607	$681	$3,056	$1,874

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(135)	0	(201)	(9)

Comprehensive income	$1,472	$681	$2,855	$1,865

Basic net income per share	$0.16	$0.05	$0.31	$0.14

Weighted average basic shares outstanding	9,964	13,407	9,895	13,471

Diluted net income per share	$0.14	$0.05	$0.27	$0.13

Weighted average diluted shares outstanding	11,359	14,664	11,132	14,980

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31,
	2004	2003
Cash flows from operating activities
Net income	$3,056	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,748	1,468
Amortization of capitalized software	1,306	1,602
Provision for doubtful accounts	185	130
Other	38	0
Tax benefit related to stock option exercises	781	763
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,331)	1,375
Decrease in income tax receivable	1,074	0
(Increase) decrease in other assets	797	(45)
Decrease in accounts payable	(343)	(111)
Decrease in accrued liabilities	(353)	(2,304)
Increase (decrease) in income taxes payable	249	(509)
Increase (decrease) in deferred revenue	(317)	1,477
Increase (decrease) in other liabilities	221	(186)

Total adjustments	2,055	3,660

Net cash provided by operating activities	5,111	5,534

Cash flows from investing activities
Purchase of short-term investments	0	(2,981)
Proceeds from sale of short-term investments	0	6,970
Purchase of fixed assets	(601)	(1,969)
Capitalized software development costs	(2,453)	(1,971)

Net cash provided by (used in) investing activities	(3,054)	49

Cash flows from financing activities
Principal payments under capital lease obligations	(287)	(45)
Principal payments under term note	(1,775)	0
Proceeds from exercise of stock options and warrants	774	1,147
Purchase of treasury stock	0	(4,107)
Proceeds from stock issued under Employee Stock Purchase Plan	96	111

Net cash used in financing activities	(1,192)	(2,894)

Effect of exchange rates on cash flows	(250)	(54)

Net increase in cash and cash equivalents	615	2,635
Cash and cash equivalents at beginning of period	7,269	9,733

Cash and cash equivalents at end of period	$7,884	$12,368

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) for the three and six month periods ended January 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2003. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended January 31, 2004 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

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

Our standard software license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Lesser of useful
Leasehold improvements	life or life of lease
Computer equipment	4-5 years
Furniture and fixtures	5 years
Equipment under capital leases	5 years

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

Guarantees

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we typically indemnify, hold harmless and agree to reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secrets, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2004.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At January 31, 2004 we had no material product warranty liability, as we have historically not experienced material warranty claims. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Stock-based compensation

We provide equity incentives to our employees and directors by means of non-qualified stock options and restricted stock awards issued from the 1997 Equity Compensation Plan (the “Plan”). We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For the periods presented, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. We have implemented the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The following table illustrates the pro forma effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income as reported	$1,607	$681	$3,056	$1,874
Stock-based compensation expense, net of tax	(264)	(210)	(527)	(419)

Pro forma net income	$1,343	$471	$2,529	$1,455

Net income per share:
As reported
Basic	$0.16	$0.05	$0.31	$0.14

Diluted	$0.14	$0.05	$0.27	$0.13

Pro forma
Basic	$0.13	$0.04	$0.26	$0.11

Diluted	$0.12	$0.03	$0.23	$0.10

In November 2003, the Compensation Committee of the Board of Directors granted 55,000 shares of restricted stock to certain executives. Based on the market value of our Common Stock, the restricted stock grant was valued at approximately $450,000. The restricted stock vests over seven years with acceleration of cumulative vesting to 25%, 50% and 100% in the first three years if specific performance

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

goals are attained. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period.

Net income per share

Our basic and diluted net income per share are computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants and restricted stock awards, using the treasury stock method. The following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Shares used in computing basic net income per share	9,964	13,407	9,895	13,471
Dilutive effect of stock options, warrants and restricted stock	1,395	1,257	1,237	1,509

Shares used in computing diluted net income per share	11,359	14,664	11,132	14,980

Options to purchase 50,000 and 390,000 shares of Common Stock at average exercise prices of $13.50 and $8.13 per share at January 31, 2004 and 2003, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise price was greater than the average market price of the Common Stock for the period.

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

Note 2 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and six months ended January 31, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues:
Software	$13,500	$11,633	$26,647	$24,562
ASP	6,139	5,740	11,897	10,948

Total revenues	$19,639	$17,373	$38,544	$35,510

Operating income:
Software	$6,099	$4,232	$12,045	$9,760
ASP	1,136	898	2,214	1,646
Sales and marketing	(2,804)	(2,567)	(5,639)	(5,246)
General and administrative	(1,712)	(1,454)	(3,398)	(3,112)

Total operating income	$2,719	$1,109	$5,222	$3,048

Note 3 – Recently issued accounting pronouncements

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13, “Revenue Recognition” to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

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

Overview

Docucorp is a software-driven hybrid company. We have developed core software technology that can be used as a primary competitive advantage to offer additional products and services. We are able to leverage our software applications to offer Application Service Provider (“ASP”) hosting and professional services. This business model creates significant barriers to competition, drives higher margins and generates diverse and recurring revenue streams. We continue to pursue our long-term strategy to be the leading provider of software and services that enable companies to create, publish, manage and archive complex, high-volume, individualized information.

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

Operating in three key markets, insurance, utilities and financial services, we currently have an installed base of more than 1,200 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American utilities companies, major international financial services institutions and clients in higher education use our products and services.

We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of fees earned from customers who outsource the production of customer statements and insurance policies. Professional services revenue include fees for implementation, integration, training and consulting services. Software license revenue is generally derived from perpetual licenses of software products. Maintenance revenue consists primarily of recurring license fees and annual software maintenance and support agreements.

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

Operating results for the three and six months ended January 31, 2004 produced an increase in earnings per share, significant revenue growth and improved operating margins. These results are due primarily to increased software license sales, which are highly margined and ultimately drive additional professional services and maintenance revenues, aggressive cost-containment measures and substantial prior year stock repurchases. Our business environment has improved over the past nine months; however, it continues to be a difficult environment to sell software and services. Our diversified revenue streams and the recurring nature of maintenance and ASP revenues have enabled us to deliver revenue growth and profitability even in this difficult environment. We are encouraged with our year-to-date results and are cautiously optimistic in what continues to be an uncertain business environment.

Our financial position remains strong with approximately $7.9 million of cash on hand and available borrowings under our credit facility of approximately $5.8 million. During the first six months of fiscal 2004, working capital and our cash balance have increased while at the same time our long-term debt balance has been reduced. Our accounts receivable grew significantly compared to the balance at July 31, 2003. This increase is primarily the result of growth in unbilled accounts receivable, as we have executed more software license contracts with amounts to be invoiced and collected in future quarters.

Revenue generated from our financial services group and our financial results in European markets continue to be areas for improvement. We have upgraded the financial services direct sales force and our pipeline is beginning to improve. We had significant European revenues during the quarter and are striving to achieve profitability. We have completed the first phase of Policy Xpress, a pre-packaged offering that provides property and casualty insurance companies with a complete library of fully implemented industry standard insurance forms. We expect Policy Xpress to generate revenue and further enhance our leading position in the property and casualty insurance industry. Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2003.

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

Revenue recognition

We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition”, and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

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

Our standard software license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. Revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.

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

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires adjustments to be accumulated in stockholders’ equity as part of other comprehensive income. Currently, we do not engage in foreign currency hedging activities

Historical Operating Results

The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues
ASP hosting	31%	33%	31%	31%
Professional services	25	31	26	31
License	16	6	15	9
Maintenance	28	30	28	29

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	25	28	25	26
Professional services	22	24	22	24
License	3	5	3	5
Maintenance	2	3	2	3

Total cost of revenues	52	60	52	58

Gross Profit	48	40	48	42

Operating expenses
Product development	11	11	11	10
Sales and marketing	14	15	14	15
General and administrative	9	8	9	9

Total operating expenses	34	34	34	34

Operating income	14	6	14	8
Other income, net	0	1	0	1

Income before income taxes	14	7	14	9
Provision for income taxes	6	3	6	4

Net income	8%	4%	8%	5%

Comparative analysis of quarterly results for the three and six months ended January 31, 2004 and 2003

Revenues

Total revenues increased 13% and 9% for the three and six months ended January 31, 2004, respectively. For both the three and six month periods, increases in ASP hosting revenue, license revenue and maintenance revenue were partially offset by a decrease in professional services revenue. For the three and six months ended January 31, 2004, ASP hosting revenue increased 7% and 9%, respectively, due to the addition of new customers. License revenue increased 208% and 86% for the three and six months ended January 31, 2004, respectively, as a result of better execution by our sales force and a more stable economic and geopolitical environment. Maintenance revenue increased 4% and 5% for the three and six months ended January 31, 2004, respectively, due to maintenance agreements associated with new license sales, annual maintenance renewals and customers expanding their processing rights for existing products. For the three and six months ended January 31, 2004, professional services revenue decreased 8% and 10%, respectively, due primarily to fewer consulting engagements resulting from lower software license sales during our fiscal year ended July 31, 2003 and professional services personnel working on non-billable capitalized projects.

Backlog for our products and services was approximately $46.7 million as of January 31, 2004, of which approximately $18.7 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days’ notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting services are based on management’s estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one-to-five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues with respect to ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of Revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our two ASP hosting centers. Cost of ASP hosting revenue increased approximately 3% to $5.0 million for the three months ended January 31, 2004 and increased 4% to $9.7 million for the six months ended January 31, 2004. These increases are driven by the overall growth in our ASP operations. For the three months ended January 31, 2004 and 2003, cost of ASP hosting revenue represented approximately 81% and 84% of ASP hosting revenue, respectively. For the six months ended January 31, 2004 and 2003, cost of ASP hosting revenue represented approximately 81% and 85% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP revenue is primarily due to the mix of ASP revenues, increased utilization of capacity and lower levels of consumable expenses. Cost of ASP hosting revenue is expected to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. For the three months ended January 31, 2004, cost of professional services revenue remained relatively consistent with the three months ended January 31, 2003. Cost of professional services revenue decreased approximately 3% to $8.4 million for the six months ended January 31, 2004 from $8.6 million for the six months ended January 31, 2003, due primarily to an increase in capitalization of development work related to a new pre-packaged insurance offering. For the three months ended January 31, 2004 and 2003, cost of professional services revenue represented approximately 86% and 78% of professional services revenues, respectively. For the six months ended January 31, 2004 and 2003, cost of professional services revenue represented approximately 83% and 77%, respectively. The increase in costs as a percentage of professional services revenues is primarily due to lower utilization of implementation and consulting personnel and select employees dedicated to non-billable development work. We expect cost of professional services revenue to increase as professional services revenue increases.

Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three months ended January 31, 2004, cost of license revenue decreased approximately 22% to $650,000 and decreased approximately 14% to $1.4 million for the six months ended January 31, 2004. The decrease is primarily due to a decrease in amortization of merger-related capitalized software costs that were fully amortized as of July 31, 2003. We anticipate continued development efforts, including Internet applications, integration of our existing product offerings, further development of packaged applications for use in industries such as financial services and development of new software products.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased approximately 28% for the three and six months ended January 31, 2004 due primarily to a decrease in salaries and personnel related costs. For the three and six months ended January 31, 2004, salaries and personnel related costs decreased approximately $78,000 and $162,000 respectively, due to a reduction in staffing as a result of continued departmental automation and a lower demand for support of our mature legacy products. For the three months ended January 31, 2004 and 2003, cost of maintenance revenue represented approximately 7% and 10% of maintenance revenue, respectively. For the six months ended January 31, 2004 and 2003, cost of maintenance revenue represented approximately 6% and 9% of maintenance revenue. The cost of maintenance revenue is expected to increase, but at a slower rate than the anticipated growth in software license and maintenance revenues as demand for support of our legacy software products has reduced and we have enhanced our ability to provide online support.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three and six months ended January 31, 2004, product development expense increased $301,000, or 17%, and $532,000, or 15%, respectively. The increase is primarily due to an increase in incentive compensation, an increase in contract labor and a decrease in capitalized development costs. For the three and six months ended January 31, 2004, incentive compensation increased approximately $52,000 and $112,000, respectively, contract labor increased approximately $61,000 and $104,000, respectively, and capitalized development costs decreased approximately $199,000 and $266,000, respectively.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three and six months ended January 31, 2004, sales and marketing expense increased approximately $237,000, or 9%, and $393,000, or 8%, respectively. This increase is primarily due to increased incentive compensation as a result of increased software license revenue.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased approximately $259,000, or 18%, and $287,000, or 9%, for the three and six months ended January 31, 2004, respectively. The increase is due to an increase in incentive compensation, accounting expenses and bad debt expense.

Other income, net

Other income, net decreased approximately $125,000 and $155,000 for the three and six months ended January 31, 2004, respectively, largely due to the addition of interest expense on our term note and capital lease obligations. Interest expense increased approximately $140,000 and $312,000 for the three and six months ended January 31, 2004. The increase in interest expense is partially offset by an increase in the foreign currency exchange rate gain. For the three months ended January 31, 2004, we incurred a foreign currency exchange rate gain of approximately $181,000 as compared to a foreign currency exchange rate gain of approximately $132,000 for the three months ended January 31, 2003. For the six months ended January 31, 2004, we incurred a foreign currency exchange rate gain of approximately $294,000 as compared to a foreign currency exchange rate loss of approximately $106,000 for the six months ended January 31, 2003.

Provision for income taxes

The effective tax rate for both the three and six months ended January 31, 2004 was approximately 41%. The effective tax rate for the three and six months ended January 31, 2003 was approximately 46% and 42%, respectively. The rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit. The decrease in the effective rate is primarily due to the improved performance of our European subsidiary.

Net income

Net income increased approximately 136% and 63% for the three and six months ended January 31, 2004, respectively. This increase is primarily due to an increase in software license revenue for the three and six months ended January 31, 2004.

Liquidity and Capital Resources

At January 31, 2004, our principal sources of liquidity consisted of cash and cash equivalents of approximately $7.9 million and our revolving credit facility, which has available borrowings of $5.8 million. Cash and cash equivalents for the six months ended January 31, 2004 increased approximately $615,000 from approximately $7.3 million at July 31, 2003.

Cash provided by operating activities was approximately $5.1 million and $5.5 million for the six months ended January 31, 2004 and 2003, respectively. In addition to greater net income for the six months ended January 31, 2004, notable changes in the balance sheet that impacted cash flows from operations include the following:

•	Accounts receivable increased approximately $3.3 million due primarily to growth in unbilled accounts receivable, as we have executed more software license contracts with amounts to be invoiced and collected in future quarters, as well as a longer collection cycle.

•	Income tax receivable decreased approximately $1.0 million due to offsetting current federal income tax payments.

•	Other current assets decreased approximately $835,000 due to a decrease in prepaid insurance and prepaid expenses.

Cash used in investing activities was approximately $3.1 million for the six months ended January 31, 2004 and cash provided by investing activities was approximately $49,000 for the six months ended January 31, 2003. Cash used in investing activities during the six months ended January 31, 2004 related to the purchase of approximately $601,000 of fixed assets and approximately $2.5 million in costs associated with the development of capitalized software. The approximate $49,000 of cash provided in investing activities during the six months ended January 31, 2003 related to the net proceeds from sale of short term investments of approximately $4.0 million, partially offset by the purchase of fixed assets of approximately $2.0 million and approximately $2.0 million of capitalized software development costs.

Cash used in financing activities was approximately $1.2 and $2.9 million for the six months ended January 31, 2004 and 2003, respectively. Cash used in financing activities during the six months ended January 31, 2004 primarily related to principal payments under our term note of approximately $1.8 million and payments under our capital lease obligation of approximately $287,000, partially offset by proceeds from exercise of stock options of approximately $774,000. The approximate $2.9 million cash used in financing activities during the six months ended January 31, 2003 related to the purchase of treasury stock of approximately $4.1 million, partially offset by proceeds from the exercise of stock options of approximately $1.1 million.

As of January 31, 2004, we held approximately 6,407,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was approximately $6.3 million at January 31, 2004, compared with approximately $3.7 million at July 31, 2003. The increase in working capital of approximately $2.6 million is due to an increase in current assets of approximately $2.0 million and a decrease in current liabilities of approximately $590,000. The increase in current assets is primarily due to the increase in accounts receivable. The decrease in current liabilities is primarily due to the timing of payments related to accounts payable and accrued liabilities.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities. The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007.

In June 2003, we entered into a $14.2 million term note with Comerica Bank-Texas. The term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

At January 31, 2004, we had a $5.8 million revolving credit facility from Comerica Bank-Texas, which expires on August 31, 2005. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of January 31, 2004 there were no borrowings under this credit facility. Under our term note and credit facility, we are required to maintain certain financial and non-financial covenants. At January 31, 2004, we were in compliance with all covenants.

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

Recently Issued Accounting Pronouncements

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13, “Revenue Recognition” to be consistent with recently issued guidance, primarily Emerging Issues Task

Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of approximately $12.1 million as of January 31, 2004.

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

For the three months ended January 31, 2004 and 2003, approximately 7% and 5%, respectively, of our revenues were denominated in British pounds. For the three months ended January 31, 2004 and 2003, approximately 14% and 15%, respectively, of our operating expenses were denominated in British pounds. For the six months ended January 31, 2004 and 2003, approximately 6% and 5%, respectively, of our revenues and 13% and 15%, respectively, of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration (“Principal Financial Officer”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 12a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of January 31, 2004, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period covered by this report.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 9, 2003. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 28, 2003. Also at this meeting, the stockholders voted in favor of electing PricewaterhouseCoopers LLP as its independent auditors for the 2004 fiscal year. The number of votes cast for each item was as follows:

I. Election of Directors

	For	Against	Withheld
Milledge A. Hart, III	8,386,484	168,299	18,820
Michael D. Andereck	8,552,853	1,930	18,820
Anshoo S. Gupta	8,534,785	19,998	18,820
John D. Loewenberg	8,386,436	168,347	18,820
George F. Raymond	8,535,133	19,650	18,820
Arthur R. Spector	8,366,044	188,739	18,820

II. Election of PricewaterhouseCoopers LLP as Independent Auditors

For	Against	Withheld
8,520,199	46,850	6,554

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	– Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	– Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	– Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	– Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

     On November 24, 2003, the Company filed a Current Report on Form 8-K announcing its results of operations for the three months ended October 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc.

(Registrant)

/s/ Michael D. Andereck	Date March 16, 2004

Michael D. Andereck
President and Chief Executive Officer