Form 10-Q
period 2004-04-30
DOCUCORP INTERNATIONAL INC
filed 2004-06-14
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2004	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

5910 North Central Expressway, Suite 800, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

(214) 891-6500

(Registrant’s telephone number including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 10,530,593 shares outstanding as of June 11, 2004.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
April 30, 2004

Docucorp International, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	April 30,	July 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,929	$7,269
Accounts receivable, net of allowance of $711 and $562, respectively	17,576	16,023
Current portion of deferred taxes	83	83
Income tax receivable	0	1,074
Other current assets	2,291	2,956

Total current assets	29,879	27,405
Fixed assets, net of accumulated depreciation of $15,802 and $13,359, respectively	8,526	10,031
Software development costs, net of accumulated amortization of $21,316 and $19,286, respectively	11,496	9,567
Goodwill, net of accumulated amortization of $4,940	5,846	5,846
Other assets	613	591

Total assets	$56,360	$53,440

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,811	$1,644
Accrued liabilities	3,670	5,038
Income taxes payable	170	423
Current portion of capital lease obligations	614	582
Current portion of long-term debt	3,550	3,550
Deferred revenue	12,526	12,482

Total current liabilities	22,341	23,719
Deferred taxes	2,003	2,003
Long-term capital lease obligations	1,877	2,342
Long-term debt	7,692	10,354
Other long-term liabilities	1,452	1,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	47,264	45,466
Treasury stock at cost, 6,108,328 and 6,811,374 shares, respectively	(33,957)	(37,865)
Retained earnings	8,403	6,266
Unearned compensation	(418)	0
Foreign currency translation adjustment	(463)	(301)

Total stockholders’ equity	20,995	13,732

Total liabilities and stockholders’ equity	$56,360	$53,440

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues
ASP hosting	$5,882	$6,069	$17,778	$17,017
Professional services	5,485	6,755	15,596	17,956
License	1,814	2,268	7,606	5,381
Maintenance	5,329	4,976	16,074	15,223

Total revenues	18,510	20,068	57,054	55,577

Cost of revenues
ASP hosting	4,909	5,104	14,592	14,405
Professional services	4,616	4,914	12,924	13,530
License	868	841	2,296	2,434
Maintenance	346	484	1,023	1,421

Total cost of revenues	10,739	11,343	30,835	31,790

Gross profit	7,771	8,725	26,219	23,787

Operating expenses
Product development	1,858	2,031	6,046	5,687
Sales and marketing	2,700	3,031	8,339	8,277
General and administrative	1,800	1,598	5,199	4,710

Total operating expenses	6,358	6,660	19,584	18,674

Operating income	1,413	2,065	6,635	5,113
Other income (expense), net	(202)	(71)	(201)	86

Income before income taxes	1,211	1,994	6,434	5,199
Provision for income taxes	504	1,023	2,671	2,354

Net income	$707	$971	$3,763	$2,845

Other comprehensive income:
Foreign currency translation adjustment, net of tax	39	3	(162)	(6)

Comprehensive income	$746	$974	$3,601	$2,839

Basic net income per share	$0.07	$0.07	$0.37	$0.21

Weighted average basic shares outstanding	10,359	13,232	10,050	13,391

Diluted net income per share	$0.06	$0.07	$0.33	$0.20

Weighted average diluted shares outstanding	11,720	13,753	11,328	14,571

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30,
	2004	2003
Cash flows from operating activities
Net income	$3,763	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	2,399
Amortization of capitalized software	2,051	2,448
Provision for doubtful accounts	399	238
Tax benefit related to stock option exercises	1,785	763
Other	44	(17)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,824)	258
Decrease in income tax receivable	1,074	0
Decrease in other assets	673	17
Increase (decrease) in accounts payable	156	(259)
Decrease in accrued liabilities	(1,410)	(605)
Increase (decrease) in income taxes payable	(253)	502
Increase (decrease) in deferred revenue	(15)	1,128
Increase (decrease) in other liabilities	158	(386)

Total adjustments	5,436	6,486

Net cash provided by operating activities	9,199	9,331

Cash flows from investing activities
Purchase of short-term investments	0	(2,981)
Proceeds from sale of short-term investments	0	6,970
Purchase of fixed assets	(1,065)	(2,587)
Capitalized software development costs	(3,980)	(2,992)

Net cash used in investing activities	(5,045)	(1,590)

Cash flows from financing activities
Principal payments under capital lease obligations	(433)	(182)
Principal payments under term note	(2,662)	0
Proceeds from exercise of stock options and warrants	1,737	1,225
Purchase of treasury stock	0	(6,528)
Proceeds from stock issued under Employee Stock Purchase Plan	96	111

Net cash used in financing activities	(1,262)	(5,374)

Effect of exchange rates on cash flows	(232)	(13)

Net increase in cash and cash equivalents	2,660	2,354
Cash and cash equivalents at beginning of period	7,269	9,733

Cash and cash equivalents at end of period	$9,929	$12,087

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) for the three and nine month periods ended April 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2003. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended April 30, 2004 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements(cont.)
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
Notes to Interim Consolidated Financial Statements(cont.)
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

Goodwill

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we do not amortize goodwill, but rather test it annually for impairment. Goodwill is also reviewed for impairment at other times during the year when events or changes in circumstances indicate that an impairment might be present.

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

Deferred revenue

Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a 12-month period. Maintenance and support provided under an initial software license contract is recorded as deferred revenue based on

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements(cont.)
(Unaudited)

the VSOE of that maintenance and is recognized over the term of the maintenance and support agreement.

Guarantees

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we typically indemnify, hold harmless and agree to reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secrets, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2004.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At April 30, 2004, we had no material product warranty liability, as we have historically not experienced material warranty claims. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Treasury stock

We account for Treasury Stock using the cost method. Gains on sales of Treasury Stock are credited to Additional Paid-in Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to Retained Earnings. The cumulative net difference between

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements(cont.)
(Unaudited)

the average Treasury Stock purchase price per share and the option exercise price at July 31, 2003 of approximately $2.9 million was reclassified from APIC to Retained Earnings.

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net income as reported	$707	$971	$3,763	$2,845
Stock-based compensation expense, net of tax	(264)	(202)	(791)	(539)

Pro forma net income	$443	$769	$2,972	$2,306

Net income per share:
As reported
Basic	$0.07	$0.07	$0.37	$0.21

Diluted	$0.06	$0.07	$0.33	$0.20

Pro forma
Basic	$0.04	$0.06	$0.30	$0.17

Diluted	$0.04	$0.06	$0.26	$0.16

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements(cont.)
(Unaudited)

goals are attained. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period.

Net income per share

Our basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants and restricted stock awards, using the treasury stock method. The following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Shares used in computing basic net income per share	10,359	13,232	10,050	13,391
Dilutive effect of stock options, warrants and restricted stock	1,361	521	1,278	1,180

Shares used in computing diluted net income per share	11,720	13,753	11,328	14,571

Options to purchase 50,000 and 1.2 million shares of Common Stock at average exercise prices of $13.50 and $5.85 per share at April 30, 2004 and 2003, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices were greater than the average market price of the Common Stock for the period.

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

Note 2 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements(cont.)
(Unaudited)

support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and nine months ended April 30, 2004 and 2003 (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
Software	$12,628	$13,999	$39,276	$38,560
ASP	5,882	6,069	17,778	17,017

Total revenues	$18,510	$20,068	$57,054	$55,577

Operating income:
Software	$4,940	$5,729	$16,987	$15,488
ASP	973	965	3,186	2,612
Sales and marketing	(2,700)	(3,031)	(8,339)	(8,277)
General and administrative	(1,800)	(1,598)	(5,199)	(4,710)

Total operating income	$1,413	$2,065	$6,635	$5,113

Note 3 – Recently issued accounting pronouncements

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13, “Revenue Recognition” to be consistent with current authoritative guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

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

Overview

Docucorp is a software-driven hybrid company. We have developed core software technology that can be used as a primary competitive advantage to offer additional products and services. We are able to leverage our software applications to offer Application Service Provider (“ASP”) hosting and professional services. This business model is designed to create significant barriers to competition, drive higher margins and generate diverse and recurring revenue streams. We continue to pursue our long-term strategy to be the leading provider of software and services that enable companies to create, publish, manage and archive complex, high-volume, individualized information.

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

Operating in three key markets, insurance, utilities and financial services, we currently have an installed base of more than 1,200 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American utility companies and major international financial services institutions use our products and services.

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

Our operating results are strongly tied to software license revenue. Software license sales have a high margin and ultimately drive additional professional services and maintenance revenues. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter half of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue effectively. Due to the nature of our software license sales, revenues may vary from quarter to quarter.

During the three months ended April 30, 2004, software license revenue of $1.8 million was less than the prior year and did not meet our expectations. This contributed to the decrease in revenue and negatively impacted net income and earnings per share for the three months ended April 30, 2004. After two quarters of solid performance, we are disappointed with the operating results for the three months ended April 30, 2004, but we are pleased to have revenue growth and an increase in net income and earnings per share for the nine months ended April 30, 2004. We remain cautiously optimistic in what continues to be an uncertain business environment. The risks associated with software license revenue are somewhat offset by our diversified revenue streams and recurring nature of maintenance and ASP hosting revenues.

Revenue generated from our financial services group and our financial results in European markets continue to be areas for improvement. We have upgraded the financial services direct sales force and our pipeline has improved. During the second quarter of fiscal 2004, we had significant European revenues; however, we were unable to achieve those levels in the recent quarter. During the third quarter of fiscal 2004, we opened a new sales office in the Benelux region of Europe in order to reach a new and larger customer base.

We have completed the first phase of Policy Xpress, a pre-packaged offering that provides property and casualty insurance companies with a complete library of fully implemented industry standard insurance forms. We expect Policy Xpress to further enhance our leading position in the property and casualty insurance industry.

Our financial position remains strong with approximately $9.9 million of cash on hand and available borrowings under our credit facility of approximately $5.8 million. During the nine months ended April 30, 2004, working capital and our cash balance increased while at the same time our long-term debt balance decreased.

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

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. Therefore, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. Specifically, VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Software development costs

Software development costs are accounted for in accordance with either Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever provides the greater amortization. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

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

Historical Operating Results

The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues
ASP hosting	32%	30%	31%	31%
Professional services	29	34	28	32
License	10	11	13	10
Maintenance	29	25	28	27

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	26	25	26	26
Professional services	25	25	22	24
License	5	4	4	4
Maintenance	2	3	2	3

Total cost of revenues	58	57	54	57

Gross Profit	42	43	46	43

Operating expenses
Product development	10	10	10	10
Sales and marketing	14	15	15	15
General and administrative	10	8	9	9

Total operating expenses	34	33	34	34

Operating income	8	10	12	9
Other income (expense), net	(1)	0	0	0

Income before income taxes	7	10	12	9
Provision for income taxes	3	5	5	4

Net income	4%	5%	7%	5%

Comparative analysis of quarterly results for the three and nine months ended April 30, 2004 and 2003

Revenues

Total revenues decreased approximately 8%, or $1.6 million, for the three months ended April 30, 2004, due to decreases in ASP hosting revenue, professional services revenue and license revenue partially offset by an increase in maintenance revenue. ASP hosting revenue of $5.9 million decreased approximately 3% for the three months ended April 30, 2004, primarily due to reduced revenue related to two significant customers whose business is winding down during the current fiscal year. For the three months ended April 30, 2004, professional services revenue decreased approximately 19%, or $1.3 million, due primarily to the recognition of $1.3 million in previously deferred revenue during the prior year related to one large consulting contract. For the three months ended April 30, 2004, license revenue decreased approximately 20%, or $454,000, due to fewer executed software license agreements. Maintenance revenue of $5.3 million increased approximately 7% for the three months ended April 30, 2004, due to maintenance agreements associated with new license sales and increased rates for existing maintenance agreements.

For the nine months ended April 30, 2004, total revenues increased approximately 3%, or $1.5 million, due to an increase in ASP hosting revenue, license revenue and maintenance revenue, partially offset by a decrease in professional services revenue. ASP hosting revenue increased approximately 4% to $17.8 million for the nine months ended April 30, 2004, primarily due to revenue generated from new customers. License revenue of $7.6 million increased approximately 41% for the nine months ended April 30, 2004, as a result of better execution by our sales force in the first half of fiscal 2004 and a more stable economic and geopolitical environment. Maintenance revenue increased approximately 6%, or $851,000, for the nine months ended April 30, 2004, due to maintenance agreements associated with new license sales and increased rates for existing maintenance agreements. For the nine months ended April 30, 2004, professional services revenue decreased approximately 13% or $2.4 million due primarily to the recognition of $1.3 million in the prior year of previously deferred revenue related to one large consulting contract and professional services personnel working on non-billable capitalized projects in the current year.

Backlog for our products and services was approximately $51.8 million as of April 30, 2004, of which approximately $26 million is scheduled to be satisfied within one year. Backlog is primarily composed of recurring software license revenue and maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Software agreements for recurring license fees generally have non-cancelable terms of up to five years. Maintenance contracts may generally be terminated upon 30 to 60 days’ notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting services are based on management’s estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one-to-five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues with respect to ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our two ASP hosting centers. Cost of ASP hosting revenue of $4.9 million decreased approximately 4% for the three months ended April 30, 2004, primarily due to a decrease in consumable expenses. For the nine months ended April 30, 2004, cost of ASP hosting revenue increased approximately 1% to $14.6 million. For the three months ended April 30, 2004 and 2003, cost of ASP hosting revenue represented approximately 83% and 84% of ASP hosting revenue, respectively. For the nine months ended April 30, 2004 and 2003, cost of ASP hosting revenue represented approximately 82% and 85% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP revenue is primarily due to the mix of ASP revenues and lower levels of consumable expenses. Cost of ASP hosting revenue is expected to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. For the three and nine months ended April 30, 2004, cost of professional services revenue decreased approximately 6% and 4%, respectively. This decrease is due primarily to an increase in capitalization of development work performed by professional services personnel related to a new pre-packaged product offering for the insurance industry. For the three months ended April 30, 2004 and 2003, cost of professional services revenue represented approximately 84% and 73% of professional services revenues, respectively. For the nine months ended April 30, 2004 and 2003, cost of professional services revenue represented approximately 83% and 75%, respectively. The increase in costs as a percentage of professional services revenues is primarily due to expenses incurred during the quarter to host our bi-annual user group conference and the recognition of previously deferred revenue and related recognition of deferred costs in the prior year associated with one large consulting contract. We expect cost of professional services revenue to increase as professional services revenue increases.

Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three months ended April 30, 2004, cost of license revenue increased approximately 3% to $868,000 primarily due to the addition of royalty expense related to the licensing of our Policy Xpress product. Cost of license revenue decreased approximately 6% to $2.3 million for the nine months ended April 30, 2004, primarily due to a decrease in amortization of merger-related capitalized software costs that were fully amortized as of July 31, 2003. We anticipate cost of license revenue to increase as we continued to capitalize development efforts and expect royalty expense to increase due to the future software license sales of Policy Xpress.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased approximately 28% for each of the three and nine months ended April 30, 2004, due primarily to a decrease in salaries and personnel related costs. For the three and nine months ended April 30, 2004, salaries and personnel related costs decreased approximately $97,000 and $268,000 respectively, due to a reduction in staffing late in fiscal 2003 as a result of continued departmental automation and a lower demand for support of our mature legacy products. For the three months ended April 30, 2004 and 2003, cost of maintenance revenue represented approximately 6% and 10% of maintenance revenue, respectively. For the nine months ended April 30, 2004 and 2003, cost of maintenance revenue represented approximately 6% and 9% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase, but at a slower rate than the anticipated growth in software license and maintenance revenues.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three months ended April 30, 2004, product development expense decreased 9% to $1.9 million primarily due to an increase in capitalization of software development costs. Product development expense increased approximately 6%, or $359,000, for the nine months ended April 30, 2004, primarily due to an increase in contract labor as we have more contract employees working on development projects.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three months ended April 30, 2004, sales and marketing expense decreased approximately $331,000, or 11%, primarily due to decreased incentive compensation as a result of lower software license revenue. Sales and marketing expense for the nine months ended April 30, 2004 remained relatively consistent with the prior year.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased approximately 13% and 10%, for the three and nine months ended April 30, 2004, respectively. This increase is due to an increase in legal and professional fees and bad debt expense.

Other income (expense), net

Other income (expense), net decreased $131,000 for the three months ended April 30, 2004, primarily due to the addition of interest expense of approximately $100,000 on our term note. For the nine months ended April 30, 2004, other income (expense), net decreased $287,000 primarily due to the addition of $403,000 of interest expense on our term note and capital leases, partially offset by gains on foreign currency exchange rates. For the nine months ended April 30, 2004, we incurred a foreign currency exchange rate gain of approximately $215,000 as compared to a foreign currency exchange rate gain of approximately $55,000 for the nine months ended April 30, 2003.

Provision for income taxes

The effective tax rate for both the three and nine months ended April 30, 2004 was approximately 42%. The effective tax rate for the three and nine months ended April 30, 2003 was approximately 51% and 45%, respectively. The rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our European subsidiary.

Net income

Net income decreased approximately 27% to $707,000 for the three months ended April 30, 2004, primarily due to the reduction in professional services and software license revenue. For the nine months ended April 30, 2004, net income increased approximately 32% to $3.8 million primarily due to the increase in software license revenue in the first half of fiscal 2004.

Liquidity and Capital Resources

At April 30, 2004, our principal sources of liquidity consisted of cash and cash equivalents of approximately $9.9 million and our revolving credit facility, which has available borrowings of $5.8 million. Cash and cash equivalents for the nine months ended April 30, 2004, increased approximately $2.6 million from approximately $7.3 million at July 31, 2003.

Cash provided by operating activities was approximately $9.2 million and $9.3 million for the nine months ended April 30, 2004 and 2003, respectively. In addition to greater net income for the nine months ended April 30, 2004 and additional tax benefit related to stock option exercises, notable changes in the balance sheet that impacted cash flows from operations include the following:

•	Accounts receivable increased approximately $1.6 million due primarily to a longer collection cycle.

•	Income tax receivable decreased approximately $1.0 million as the receivable was utilized to offset current year federal income tax payments.

•	Accrued liabilities decreased $1.4 million due to the timing of payments related to payroll.

Cash used in investing activities was approximately $5.0 million and $1.6 million for the nine months ended April 30, 2004 and 2003, respectively. Cash used in investing activities during the nine months ended April 30, 2004, related to the purchase of approximately $1.1 million of fixed assets and approximately $4.0 million in costs associated with the development of capitalized software. The approximate $1.6 million of cash used in investing activities during the nine months ended April 30, 2003, related to the purchase of fixed assets of approximately $2.6 million and approximately $3.0 million of capitalized software development costs, partially offset by net proceeds from the sale of short term investments of approximately $4.0 million.

Cash used in financing activities was approximately $1.3 million and $5.4 million for the nine months ended April 30, 2004 and 2003, respectively. Cash used in financing activities during the nine months ended April 30, 2004, primarily related to principal payments under our term note of approximately $2.7 million and payments under our capital lease obligation of approximately $433,000, partially offset by proceeds from exercise of stock options of approximately $1.7 million. The approximate $5.4 million cash used in financing activities during the nine months ended April 30, 2003, related to the purchase of treasury stock of approximately $6.5 million, partially offset by proceeds from the exercise of stock options of approximately $1.2 million.

As of April 30, 2004, we held approximately 6,100,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was approximately $7.5 million at April 30, 2004, compared with approximately $3.7 million at July 31, 2003. The increase in working capital of approximately $3.8 million is due to an increase in current assets of approximately $2.4 million and a decrease in current liabilities of approximately $1.4 million. The increase in current assets is primarily due to the increase in cash and accounts receivable. The decrease in current liabilities is primarily due to the timing of payments related to accrued liabilities.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities. The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007.

In June 2003, we entered into a $14.2 million term note with Comerica Bank-Texas. The term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. At April 30, 2004, the outstanding balance on our term note was approximately $11.2 million, of which $3.6 million is due within one year.

At April 30, 2004, we had a $5.8 million revolving credit facility from Comerica Bank-Texas, which expires on August 31, 2005. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of April 30, 2004 there were no borrowings under this credit facility. Under our term note and credit facility, we are required to maintain certain financial and non-financial covenants. At April 30, 2004, we were in compliance with all covenants.

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

Recently Issued Accounting Pronouncements

In December 2003, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates existing Staff Accounting Bulletin Topic 13, “Revenue Recognition” to be consistent with current authoritative guidance, primarily Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of approximately $11.2 million as of April 30, 2004.

We are exposed to market risk arising from changes in foreign currency exchange rates as a result of selling our products and services outside the U.S. (principally Europe). A portion of our sales generated from our non-U.S. operations are denominated in currencies other than the U.S. dollar, principally British pounds. Consequently, the translated U.S. dollar value of Docucorp’s non-U.S. sales, operating results and cash flows are subject to currency exchange rate fluctuations, which may favorably or unfavorably impact reported earnings and may affect comparability of period-to-period operating results.

For the three months ended April 30, 2004 and 2003, approximately 6% and 4%, respectively, of our revenues were denominated in British pounds. For the three months ended April 30, 2004 and 2003, approximately 16% and 14%, respectively, of our operating expenses were denominated in British pounds. For the nine months ended April 30, 2004 and 2003, approximately 6% and 5%, respectively, of our revenues and 14% and 15%, respectively, of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration (“Principal Financial Officer”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 12a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of April 30, 2004, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

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

On February 24, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the three and six months ended January 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc. (Registrant)

/s/ Michael D. Andereck Michael D. Andereck	Date June 14, 2004
President and Chief Executive Officer