Form 10-K
period 2004-07-31
DOCUCORP INTERNATIONAL INC
filed 2004-10-14
CIK 1033864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JULY 31, 2004
                             -------------

                                       OR

          TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

   FOR THE TRANSITIONAL PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 00-23829
                                                --------

                          DOCUCORP INTERNATIONAL, INC.
        ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                   75-2690838
     -------------------------------                   -------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


        5910 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TEXAS    75206
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


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
              -----------------------------------------------------
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO [_]

     AS OF OCTOBER 11, 2004, THERE WERE 10,678,847 SHARES OF COMMON STOCK, $.01 PAR VALUE, OF THE REGISTRANT OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF THE LAST BUSINESS DAY OF THE SECOND QUARTER OF FISCAL 2004 APPROXIMATED $137,519,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JULY 31, 2004 ARE INCORPORATED BY REFERENCE IN ITEMS 7 AND 8 OF PART II OF THIS REPORT.

     PART III OF THIS ANNUAL REPORT ON FORM 10-K INCORPORATES BY REFERENCE PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CLOSE OF ITS FISCAL YEAR.


                                            DOCUCORP INTERNATIONAL, INC.
                                                  TABLE OF CONTENTS
                                                      FORM 10-K
                                                    July 31, 2004
PART I.

Item 1.  Business.................................................................................................2

Item 2.  Properties..............................................................................................14

Item 3.  Legal Proceedings.......................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................14

PART II.

Item 5.  Market for Our Common Equity and Related Stockholder Matters............................................15

Item 6.  Selected Consolidated Financial Data....................................................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................17

Item 8.  Financial Statements and Supplementary Data.............................................................17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................18

Item 9A. Controls and Procedures.................................................................................18

Item 9B. Other information.......................................................................................18

PART III.

Item 10.  Directors and Executive Officers of the Registrant.....................................................19

Item 11.  Executive Compensation.................................................................................19

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter..........19

Item 13.  Certain Relationships and Related Transactions.........................................................19

Item 14.  Principal Accounting Fees and Services.................................................................19

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................20

Signatures 21

Index to Exhibits................................................................................................25

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

We were created on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. by Image Sciences, Inc.

Today, leveraging new Internet-based technology, we are a leading authority in providing dynamic solutions for acquiring, managing, personalizing and presenting information of all kinds. Servicing the entire enterprise information lifecycle, our comprehensive offering supports a wide range of in-house and outsourced enterprise applications, including customer statements and billings, electronic bill presentment and payment ("EBPP"), insurance policy production, content management, correspondence automation and call center fulfillment. Our software solutions support leading hardware platforms, operating systems, printers and imaging systems.

Our ASP hosting service allows customers to outsource their information management to our ASP centers, where our software and facilities are used to provide processing, print, mail, archival and Internet delivery of documents. Our ASP offerings include customer statement and bill generation, EBPP, insurance policy production, disaster recovery and electronic document archival.

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

We believe we are the leading provider of enterprise information solutions for the insurance industry. Our insurance customer base includes more than half of the 200 largest United States insurance companies, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American utility companies and major international financial services institutions use our products and services.

INDUSTRY BACKGROUND

Certain trends have accelerated the need for automating the process of acquiring, managing, personalizing and presenting enterprise-wide information. Increased competition in industries such as insurance, utilities and financial services has caused companies to focus more closely on enhancing customer relationships while reducing associated operating costs.

The current difficult economic environment has prompted customers and prospects to focus on Return On Investment ("ROI") when making purchasing decisions. In fact, few companies are buying software or services unless ROI can be proven. We have succeeded in this difficult economy because we have been able to successfully demonstrate ROI for our solutions. With our solutions, customers can turn resource-draining manual processes into electronic workflows that enable personalized customer communications to be automatically created, stored and accessed, significantly impacting their company's performance.

Additionally, rapid technological advances in tiered client/server architecture and the Internet, adoption of Microsoft's WindowsXP and .NET, emergence of Sun Microsystems' Java and J2EE, and the acceptance of evolving XML standards have expanded the benefits that businesses can derive from document automation. Process automation and Web-based access and delivery of information enable our customers to save substantial amounts of time and money.

With our solutions, companies are also able to:

o Reduce time, errors and labor costs associated with manual processes and input;
o    Eliminate hard copy storage costs with electronic archiving;
o Shorten document preparation time and reduce duplicate data entry by reusing electronically captured and stored data;
o    Reduce delays and processing time by automating routing and workflow; and
o Speed customer service response time by electronically accessing file information.

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

EXPANSION IN VERTICAL MARKETS

It is our belief that we are a leading provider of information management solutions for the insurance and utilities industries. During fiscal year 2004, we continued our expansion efforts in the financial services industry. Revenues from the financial services industry represented 11% of our total revenues in fiscal year

2004. The financial services industry, like insurance and utilities, has an increasing need for reducing operating costs, as well as communicating more effectively with their customers.

EXPANDING INTERNATIONALLY

In fiscal 2004, 7% of our revenues came from customers outside of North America. We plan to expand our Europe, Middle East and Africa ("EMEA") customer base primarily through direct sales and by cultivating and expanding our European distribution alliances. During fiscal 2004, we opened two offices in the Belgium, Netherlands and Luxembourg ("Benelux") region. The offices are located in Eindhoven, Netherlands and Brussels, Belgium and will serve the insurance and financial services markets. We also entered into a partnership agreement with the Information Systems Group ("IFG") of Hitachi Europe Limited. IFG will utilize Docucorp's full suite of advanced publishing, management, archival and presentment software solutions in-house to develop new solutions and product offerings. We intend to continue our efforts in promoting Docucorp solutions internationally through direct sales and further strategic alliances.

DEVELOPING AND ENHANCING NEW TECHNOLOGIES

Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange including XML, SOAP, LINUX, Java and Microsoft.Net. During fiscal 2005, our product development efforts will include development of new functionality, integration of existing solutions to provide information exchange through the Internet and further development and packaging of applications for use in vertical industries such as insurance, utilities and financial services.

PURSUING ACQUISITIONS AND STRATEGIC ALLIANCES

We have successfully completed four acquisitions since 1997, including our recent acquisition of Newbridge Corporation in September 2004. We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services or market penetration. In addition, as we expand in our targeted vertical markets, we intend to enter into additional sales and marketing strategic alliances in such markets. In fiscal 2004, we entered into alliances with Hitachi Europe Limited, SynTel(TM) LLC, Art Plus Technology, Inc., Lynx Wealth Management Systems and Epic Solutions, Inc. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

EXPANDING ASP HOSTING BUSINESS

In fiscal 2000, we adopted an ASP business model, which provides hosted software applications on a per transaction basis. Our ASP offering allows customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. The ASP business model provides us with a growing source of recurring revenues. ASP revenues increased 2% in fiscal 2004 as compared to fiscal 2003. We have two ASP hosting centers in the United States to meet customer demands as well as offer off-site backup and disaster recovery capabilities to our customers.

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

POLICY XPRESS(TM) - Provides insurance companies with a complete library of fully implemented Insurance Service Office (ISO) industry standard forms for the property and casualty (P&C) marketplace.

LIBRARY XPRESS(TM) - Provides insurance companies with customized electronic libraries of ISO industry standard forms for the P&C marketplace.

CONTENT MANAGEMENT - Provides insurance companies with a single, centralized repository for storing, accessing, annotating, printing and electronically routing all content, including customer data, electronic documents, video/audio clips and scanned copies of printed material.

IMAGE RESOURCE(TM) - Provides an affordable content management and workflow solution for the managing general agent (MGA) market.

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

FINANCIAL STATEMENTS - Enables financial services and retail finance companies to produce dynamic, personalized statements, which reflect customer preferences for content and format, from numerous data sources for multi-channel distribution, including print, PDF, fax and e-mail.

FINANCIAL CORRESPONDENCE - Enables financial services companies to access data electronically to automate personalized financial correspondence.

CONTENT MANAGEMENT - Provides financial services companies with a single, centralized repository for storing, accessing, annotating, printing and electronically routing all content, including customer data, electronic documents, video/audio clips and scanned copies of printed material.

UTILITIES SOLUTIONS

BILL PRINT - Allows utility companies to cross-market and consolidate billing statements for multiple services such as gas, electricity, cable TV, security and Internet.

ELECTRONIC BILL PRESENTMENT & PAYMENT - Enables companies to give their customers the ability to view and pay their bills online.

DOCUCORP SOFTWARE PRODUCTS

We offer our enterprise-wide information solutions through a portfolio of scalable, high-performance software applications that address each phase of the enterprise-wide information process of acquiring, managing, personalizing and presenting information. Our philosophy of open architecture and support of industry standards enables our customers to select software and hardware from other leading vendors and integrate them with Docucorp solutions. Software licenses accounted for 14%, 11% and 17% of our total revenues in fiscal 2004, 2003 and 2002, respectively. Revenues related to maintenance and support agreements accounted for 28%, 27% and 26% of our total revenues in fiscal 2004, 2003 and 2002, respectively. Our software solutions have been organized into the following four primary categories.

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

     DOCUCREATE SC (KOFAX) - A Microsoft Windows-based server product that enables document capture by a Kofax Ascent scanner.

     DOCUCREATE IC - A server product available for Microsoft NT, AIX, LINUX and IBM MVS platforms, which enables graphic images created by a personal computer or captured by scanner or fax to be incorporated within documents for print on high-speed Xerox and IBM printers, or to be published in digital formats over intranets and the Internet.

MANAGING INFORMATION

DOCUMANAGE software delivers full document management and archival to information-intensive companies. Specific products include:

     DOCUMANAGE WORKSTATION - A Microsoft Windows-based viewer that retrieves indexed documents from the Documanage Server and other repositories for viewing, annotating and routing with viewer support of more than 200 images and print stream formats.

     DOCUMANAGE SERVER - Automatically indexes and stores various print data streams and imaging system formats and performs document management, including check-in/check-out, automated version control, multi-tier security and annotations. This product runs under Microsoft NT, LINUX and AIX, and accepts hundreds of image formats, as well as IBM AFP, Xerox Metacode, Docucorp DCD and line printer data streams.

PERSONALIZING INFORMATION

DOCUMAKER, DOCUMAKER FP AND DOCUFLEX are powerful, high-volume production publishers for personalizing and presenting information. The publishing products perform data merging, content assembly and business rules creation to automate enterprise-wide production of applications such as insurance policies and customer statements. These device-independent software products enable individualized printing, archiving and delivery via networks and the Web. Specific products include:

     DOCUMAKER WORKSTATION - A Microsoft Windows-based application that enables device-independent document production, including automated and dynamic forms fill, data editing and WYSIWYG viewing of documents.

     DOCUMAKER SERVER - A server-based product for customized, business rule-intensive publishing applications that require unique documents, such as insurance policies, customer correspondence, flexible bills and statements. Documaker runs under Microsoft NT, LINUX, AIX and mainframe MVS.

     DOCUMAKER FP - A server-based product that personalizes and presents information repeatedly using the same forms in various combinations, such as insurance policies. Documaker FP runs under Microsoft NT, AIX and mainframe MVS.

     DOCUFLEX - An easy-to-use, powerful publishing engine for dynamically composing highly personalized booklets, catalogs, contracts and statements. Docuflex runs under Microsoft NT, LINUX, AIX and mainframe MVS.

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

PROFESSIONAL SERVICES

We offer a broad range of professional services related to our software solutions. As of July 31, 2004, we employed approximately 125 professional service personnel, who represent one of the largest services organizations in our industry. Our professional services personnel have experience across many vertical industries and types of information solutions.

A majority of our professional services consulting revenue is derived from implementation and integration of our software solutions. We also derive professional services revenue from consulting and training. Our professional services group works with clients to develop and define enterprise information strategies to meet specific business needs. Training classes are available to assist clients with implementing and using our applications and are available in standardized and customized formats. A majority of our consulting services are related to Docucorp solutions that personalize information. Professional services accounted for 27%, 31% and 29% of our total revenues in fiscal years 2004, 2003 and 2002, respectively.

ASP HOSTING

We offer ASP hosting services that utilize our software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. We operate two ASP hosting centers located in Atlanta and Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements and other customer mailings, bundle the output for bulk mailings and host Internet bill presentation and payment. ASP hosting services accounted for 31% of our total revenues in fiscal years 2004 and 2003 and 28% in fiscal 2002.

PRODUCT DEVELOPMENT

We have made and expect to continue to make substantial investments in research and product development. During the fiscal year, our product development efforts focused on the development of new Internet functionality, enhancing multi-user development, integration of Web capabilities into existing solutions and further development of new applications for the insurance, utilities and financial services markets.

In December 2003, we announced the availability of Policy Xpress for the insurance industry. Policy Xpress provides insurers with a complete library of fully implemented ISO industry standard forms for the P&C marketplace. Docucorp's Policy Xpress offering includes: a standard data dictionary, which includes field definitions for all known P&C data elements (used for tagging forms); standard XML schema; ISO forms; pre-defined data mappings for all forms; pre-defined forms triggering; and default systems configuration.

Additionally, in December 2003, we introduced a content management solution for the insurance and financial services industries. Docucorp's content management solution provides companies with a single, centralized repository for storing, accessing, annotating, printing and electronically routing all content, including customer data, electronic documents, video/audio clips and scanned copies of printed material.

In February 2004, we announced a solution for mortgage providers that addresses the new documentation requirements outlined in the UK Financial Services Authority's (FSA) Consultation Paper 186 (CP186).

Also in February 2004, we introduced Image Resource, an affordable content management and workflow solution for the managing general agent (MGA) market.

The following month we announced the availability of Library Xpress for the insurance industry. Library Xpress provides insurers with customized electronic libraries of ISO industry standard forms for the P&C marketplace.

We have committed substantial resources to product development. As of July 31, 2004, we employed approximately 105 technical personnel engaged in research, product development and customer support activities. The product development process is a cooperative effort between our customers and us. Early review of functionality specifications and product demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. We have a formal planning process for new software solutions, as well as software upgrades and maintenance releases, to maximize software quality, ensure timeliness of releases and meet or exceed our customers' expectations. In fiscal years 2004, 2003 and 2002, our product development expenditures were $13.5 million, $12.0 million and $11.1 million, respectively.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. We also market our solutions through marketing alliances and distributors. Our sales resources are organized by the vertical industry markets we serve. As of July 31, 2004, we employed approximately 45 direct sales and marketing representatives, who operate primarily from Dallas, Atlanta and London. Sales representatives are compensated principally on a commission basis. Distributor relationships are established in the United States, Canada, Europe, South Africa and Asia.

We intend to increase our distribution channels through marketing, sales and distribution and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Adaptik, Applied Systems, Art Plus Technology, Inc., AscendantOne, ePolicy Solutions, Sanchez e-Profile, Epic Solutions, Inc., Firstlogic, Hitachi Europe Limited, Lynx Wealth Management Systems, ISO, Kofax, Oce, Rackley Systems, SAP, Xerox, Microsoft, CSC, The Weiland Financial Group, SynTel, LLC,

CheckFree and BillMatrix. These relationships provide sales leads for our solutions or provide access to certain technological information and resources.

Our software solutions are generally licensed on a perpetual basis. A large portion of our software license revenue is generated from a small number of relatively large agreements, which typically range from $100,000 to $400,000. Most customers also enter into maintenance agreements, which typically provide for annual maintenance fees ranging from 15% to 25% of current license fees depending upon the vertical market, size of the customer and license fee. Customers who enter into maintenance agreements are entitled to software upgrades, software problem resolutions and use of our "Hotline" support, which provides technical assistance to the software user. We generally charge customers for professional services on a time and materials basis, although certain service assignments are performed on a fixed charge basis. ASP hosting services are charged primarily on a transaction fee basis.

CUSTOMERS

We generally market to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of our revenues are generated from the insurance industry. In fiscal 2004, 64% of our total revenues were derived from the insurance industry. We believe that we have the largest installed customer base for insurance policy production in the insurance industry, with more than half of the 200 largest United States insurance companies using our software and services, including nine of the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. For the year ended July 31, 2004, 22% of our total revenues were derived from the utilities industry and 11% of our total revenues were derived from the financial services industry. We also have an installed base of customers in the higher education, telecommunications, transportation and government markets.

COMPETITION

The market for enterprise information solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Document Sciences Corporation, Group 1 Software, Inc., ISIS Information Systems, InSystems Technologies, Inc., Metavante, Mobius Management Systems, Inc. and Exstream Software and (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, KPT, Inc., DST Output and Regulus Group. We believe that the principal competitive factors in the information solutions software market are technology performance and functionality, ease of use, multi-platform offerings, reputation, quality of customer support and service and price. The degree of competition varies significantly by the solution being offered and the vertical market being served.

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

EMPLOYEES

As of July 31, 2004, we had approximately 400 employees, of which approximately 125 were engaged in professional services, 105 in product development and customer support, 80 in ASP hosting, 45 in sales and marketing and 45 in finance, administration, human resources and internal computer systems support. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

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

OUR RESULTS OF OPERATIONS ARE DEPENDENT ON SIGNIFICANT REVENUES FROM TWO INDUSTRIES.

For the year ended July 31, 2004 and 2003, 64% and 68% of our total revenues, respectively were derived from the insurance industry and 22% and 20% of our total revenues respectively, were derived from the utilities industry. Our financial performance and future growth will depend upon our ability to continue to market our solutions successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. We entered the financial services industry during the fiscal year 2000 and plan to expand into additional vertical markets in the future. This will require us to make substantial software development and distribution channel investments. There can be no assurance that we will be able to continue marketing our solutions successfully in the insurance and utilities industries or will be able to successfully introduce new or existing solutions into the financial services industry or other vertical markets.

FUTURE BUSINESS ACQUISITIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

On September 24, 2004, we acquired the business of Newbridge Information Services, and we may make additional acquisitions in the future. Acquisitions may be difficult to integrate into our business and would consume significant management and financial resources. There is no assurance that any acquisition will be successful or generate a satisfactory return on investment. Future acquisitions may also involve large one-time write offs, amortization expenses related to intangible assets and impairment expenses related to goodwill.

WE ARE DEPENDENT ON MEETING THE CHALLENGES OF TECHNOLOGICAL ADVANCES IN THE INFORMATION SOLUTIONS INDUSTRY.

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

WE MAY FACE DIFFICULTIES IN ATTRACTING AND RETAINING QUALIFIED TECHNICAL EMPLOYEES.

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

WE MAY NOT BE ABLE TO COMPETE FAVORABLY IN THE COMPETITIVE INFORMATION SOLUTIONS INDUSTRY.

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

AVAILABLE INFORMATION

We electronically files our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Copies of our filings with the SEC may be obtained from our website at HTTP://WWW.DOCUCORP.COM or at the SEC's website at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

ITEM 2.  PROPERTIES

We lease approximately 31,500 square feet of office space in Dallas, Texas for our corporate headquarters, including administrative, sales, marketing, professional services, and product development departments. This lease expires April 30, 2005.

We lease approximately 80,000 square feet of office space in Atlanta, Georgia, which is utilized for administrative, sales, professional services, and product development departments. The lease for this space expires on December 31, 2013.

We lease space for our ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 24,500 square feet under a lease, which expires on March 31, 2008.

We lease space for our ASP hosting facility located in Dallas, Texas. This facility occupies approximately 28,700 square feet under a lease, which expires on March 31, 2010, but we may terminate on March 31, 2007.

Our staff in Maryland is located in Silver Spring, Maryland. This facility is principally used for product development activities and occupies approximately 10,000 square feet under a lease, which expires December 31, 2006.

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

On September 24, 2004, in connection with the acquisition of Newbridge Corporation, we assumed two leases for properties in Dallas, Texas. The lease related to Newbridge's print and binding facility is for approximately 23,000 square feet and expires on June 30, 2007. The lease for Newbridge's corporate office, including administrative, sales and information services, is for approximately 11,700 square feet and expires on March 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such current claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 11, 2004 there were approximately 500 holders of record of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for our Common Stock:



                                     HIGH                  LOW
                               ----------------      ----------------
FISCAL 2004:
Fourth quarter                     $   10.83             $    6.92
Third quarter                          14.50                 10.84
Second quarter                         13.70                  8.06
First quarter                           8.80                  5.35

FISCAL 2003:
Fourth quarter                     $    7.19             $    3.59
Third quarter                           5.76                  3.06
Second quarter                          8.84                  5.31
First quarter                          16.39                  6.53


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended July 31, 2004, 2003, 2002, 2001, and 2000 has been derived from our audited financial statements. The following data should be read in conjunction with, and are qualified by, reference to our audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                       Years ended July 31,
                                             -----------------------------------------------------------------------

                                                2004           2003           2002**         2001*          2000
                                             -----------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                               $    75,670    $    74,941    $   72,620     $    63,203    $    50,977

Operating income                             $     9,426    $     7,256    $    9,084     $     6,797    $     2,802

Income before income taxes and
   cumulative effect of accounting change    $     9,191    $     7,229    $    9,865     $     7,057    $     3,414

Income before cumulative effect of
accounting change                            $     5,366    $     3,945    $    5,929     $     3,472    $     1,529

Net income                                   $     5,366    $     3,945    $    5,929     $     2,482    $     1,529

Income before cumulative effect of
   accounting change per share:
   Basic                                     $      0.53    $      0.31    $     0.44     $      0.24    $      0.10
   Diluted                                   $      0.47    $      0.28    $     0.40     $      0.23    $      0.09

Net income per share:
   Basic                                     $      0.53    $      0.31    $     0.44     $      0.17    $      0.10
   Diluted                                   $      0.47    $      0.28    $     0.40     $      0.17    $      0.09

Weighted average number of
   shares outstanding:
   Basic                                          10,154         12,780        13,458          14,293         15,317
   Diluted                                        11,360         13,878        14,883          15,028         16,872


* We implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in the fourth quarter of fiscal 2001. The one-time cumulative effect of applying SAB 101 for all years prior to fiscal 2001 resulted in a reduction of net income of approximately $990,000 for the year ended July 31, 2001, or $0.06 per diluted share.

** We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective August 1, 2001. SFAS 142 discontinues amortization of goodwill and indefinite-lived intangible assets.


                                                                            July 31,
                                            -----------------------------------------------------------------------

                                               2004            2003           2002           2001           2000
                                            -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:                                                   (IN THOUSANDS)
Working capital                             $    10,746    $     3,686    $    13,150    $    11,291    $    13,029

Total assets                                $    59,239    $    53,440    $    55,750    $    51,784    $    49,010

Total debt, including obligations
   under capital lease                      $    12,696    $    16,828    $       -0-    $       -0-    $       -0-

Stockholders' equity                        $    22,799    $    13,732    $    33,064    $    31,067    $    33,705


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in Docucorp's 2004 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $10.4 million as of July 31, 2004. For further discussion see Note 4 to the consolidated financial statements.

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

For the year ended July 31, 2004 and 2003, 7% and 5%, respectively, of our revenues were denominated in British pounds. For the years ended July 31, 2004 and 2003, 14% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand operations outside the U.S.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Docucorp's 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration ("Principal Financial Officer") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as of July 31, 2004, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no significant change in our internal controls over financial reporting or in other factors that could significantly affect these controls that occurred during the period covered by this report.


ITEM 9B. OTHER INFORMATION

None

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of Docucorp is set forth in the Proxy Statement (to be filed on or before October 29, 2004) under the heading "Directors and Executive Officers," which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

We have adopted a code of ethics that applies to all members of Board of Directors and employees of Docucorp, including, our Chief Executive Officer, Principal Financial Officer, Corporate Controller, and/or other persons performing similar functions. Our code of ethics may be viewed at and obtained, free of charge, from our Internet website: http://www.docucorp.com.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth in the Proxy Statement (to be filed on or before October 29, 2004) under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

Information with respect to security ownership of certain beneficial owners and management and related stockholder matter is set forth in the Proxy Statement (to be filed on or before October 29, 2004) under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement (to be filed on or before October 29, 2004) under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is set forth in the Proxy Statement (to be filed on or before October 29, 2004) under the heading "Fees Paid to, and Independence of, Auditors," which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following is a list of the consolidated financial statements, which are included in this Form 10-K.

     1.   Financial Statements:

          Report of Independent Registered Public Accounting Firm

          As of July 31, 2004 and 2003:

          o    Consolidated Balance Sheets

          For the Years Ended July 31, 2004, 2003 and 2002:

          o    Consolidated Statements of Operations and Comprehensive Income
          o    Consolidated Statements of Cash Flows
          o    Consolidated Statements of Changes in Stockholders' Equity
          o    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule:

          o Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
          o    Schedule II - Valuation and Qualifying Accounts

     3.   Exhibits:

          See Index to Exhibits on page 25 of this Form 10-K.

(b)  Reports on Form 8-K.

          On May 20, 2004, we filed a Current Report on Form 8-K announcing our results of operations for the quarter ended April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.


      Docucorp International, Inc.
------------------------------------------
             (Registrant)

 /s/ Michael D. Andereck                      Date  October 14, 2004
------------------------------------------         -----------------------------
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


 /s/ Michael D. Andereck                      Date  October 14, 2004
---------------------------------------            -----------------------------
 Michael D. Andereck
 President, Chief Executive Officer and
 Director
 (Principal Executive Officer)


 /s/ John H. Gray                             Date  October 14, 2004
---------------------------------------            -----------------------------
 John H. Gray
 Senior Vice President, Finance and
 Administration
 (Principal Financial Officer and
 Principal Accounting Officer)


 /s/ Milledge A. Hart, III                    Date  October 14, 2004
---------------------------------------            -----------------------------
 Milledge A. Hart, III
 Chairman of the Board


 /s/ Anshoo S. Gupta                          Date  October 14, 2004
---------------------------------------            -----------------------------
 Anshoo S. Gupta
 Director


 /s/ John D. Loewenberg                       Date  October 14, 2004
---------------------------------------            -----------------------------
 John D. Loewenberg
 Director


 /s/ George F. Raymond                        Date  October 14, 2004
---------------------------------------            -----------------------------
 George F. Raymond
 Director


 /s/ Arthur R. Spector                        Date  October 14, 2004
---------------------------------------            -----------------------------
 Arthur R. Spector
 Director

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders of Docucorp International, Inc:

Our audits of the consolidated financial statements referred to in our report dated October 1, 2004 appearing in the 2004 Annual Report to Stockholders of Docucorp International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
October 1, 2004

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002
                                   SCHEDULE II


                                          Balance at    Charged to
                                          Beginning     Costs and     Deductions    Balance at End
              Description                 of Period      Expenses        (a)          of Period
---------------------------------------------------------------------------------------------------
2004
   Allowance for doubtful accounts       $   562,159    $ 145,139     $ (332,298)    $   375,000
   Amortization of intangibles           $ 4,948,625    $   4,356     $      -0-     $ 4,952,981
   Valuation allowance against
     deferred tax assets                 $ 2,432,566    $ 359,539     $      -0-     $ 2,792,105

2003
   Allowance for doubtful accounts       $   670,000    $ 305,306     $ (413,147)    $   562,159
   Amortization of intangibles           $ 4,945,442    $   3,183     $      -0-     $ 4,948,625
   Valuation allowance against
     deferred tax assets                 $ 1,940,041    $ 492,525     $      -0-     $ 2,432,566

2002
   Allowance for doubtful accounts       $   600,000    $ 702,000     $ (632,000)    $   670,000
   Amortization of intangibles           $ 4,942,234    $   3,208     $      -0-     $ 4,945,442
   Valuation allowance against
     deferred tax assets                 $ 1,725,650    $ 214,391     $      -0-     $ 1,940,041


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

   10.4* Asset Purchase Agreement dated as of September 24, 2004 between Newbridge Corporation and Docucorp International, Inc.

   13.1*        2004 Annual Report to Stockholders

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


--------------

      *  Filed herewith.