Form 10-Q
period 2004-10-31
DOCUCORP INTERNATIONAL INC
filed 2004-12-08
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2004	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

5910 North Central Expressway, Suite 800, Dallas, Texas	75206

(Address of principal executive offices)	(Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 10,870,503 shares outstanding as of December 2, 2004.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
October 31, 2004

Docucorp International, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	October 31,	July 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$7,960	$12,336
Accounts receivable, net of allowance of $438 and $375, respectively	18,080	16,752
Current portion of deferred taxes	112	112
Income tax receivable	817	817
Other current assets	2,522	2,461

Total current assets	29,491	32,478
Property and equipment, net of accumulated depreciation of $20,041 and $16,664, respectively	12,037	8,073
Software development costs, net of accumulated amortization of $22,934 and $22,096, respectively	12,963	12,269
Goodwill, net of accumulated amortization of $4,940	8,440	5,846
Other assets	608	573

Total assets	$63,539	$59,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,587	$1,473
Accrued liabilities:
Accrued compensation	3,797	2,104
Other	2,393	1,783
Income taxes payable	991	158
Current portion of capital lease obligations	1,210	626
Current portion of long-term debt	3,611	3,550
Deferred revenue	10,259	12,038

Total current liabilities	23,848	21,732
Deferred taxes	4,835	4,835
Long-term capital lease obligations	2,980	1,716
Long-term debt	6,163	6,804
Other long-term liabilities	1,349	1,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	47,969	47,350
Treasury stock at cost, 5,735,130 and 6,050,429 shares, respectively	(31,882)	(33,635)
Retained earnings	11,168	9,821
Unearned compensation	(2,545)	(402)
Foreign currency translation adjustment	(512)	(501)

Total stockholders’ equity	24,364	22,799

Total liabilities and stockholders’ equity	$63,539	$59,239

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended
	October 31,
	2004	2003
Revenues
ASP hosting	$6,050	$5,757
Professional services	5,408	5,143
License	2,969	2,667
Maintenance	5,238	5,338

Total revenues	19,665	18,905

Cost of revenues
ASP hosting	5,037	4,680
Professional services	4,179	4,100
License	940	726
Maintenance	346	314

Total cost of revenues	10,502	9,820

Gross profit	9,163	9,085

Operating expenses
Product development	2,005	2,061
Sales and marketing	2,899	2,835
General and administrative	1,938	1,686

Total operating expenses	6,842	6,582

Operating income	2,321	2,503
Interest expense	(151)	(173)
Other income (expense), net	119	147

Income before income taxes	2,289	2,477
Provision for income taxes	882	1,028

Net income	$1,407	$1,449

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(11)	(66)

Comprehensive income	$1,396	$1,383

Basic net income per share	$0.13	$0.15

Weighted average basic shares outstanding	10,507	9,826

Diluted net income per share	$0.12	$0.13

Weighted average diluted shares outstanding	11,435	10,905

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31,
	2004	2003
Cash flows from operating activities
Net income	$1,407	$1,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	946	880
Amortization of capitalized software	838	627
Provision for doubtful accounts	92	67
Stock-based compensation expense	63	3
Tax benefit related to stock option exercises	49	111
Changes in assets and liabilities:
Increase in accounts receivable	(630)	(1,447)
Decrease in other assets	177	514
Decrease in accounts payable	(1,425)	(60)
Increase (decrease) in accrued liabilities	1,673	(910)
Increase in income taxes payable	833	860
Decrease in deferred revenue	(1,837)	(723)
Increase (decrease) in other liabilities	(24)	131

Total adjustments	755	53

Net cash provided by operating activities	2,162	1,502

Cash flows from investing activities
Purchase of business	(2,481)	0
Purchase of property and equipment	(199)	(420)
Capitalized software development costs	(1,532)	(1,367)

Net cash used in investing activities	(4,212)	(1,787)

Cash flows from financing activities
Principal payments under capital lease obligations	(291)	(143)
Principal payments under debt obligations	(2,073)	(887)
Proceeds from exercise of stock options and warrants	59	235

Net cash used in financing activities	(2,305)	(795)

Effect of exchange rates on cash flows	(21)	(87)

Net decrease in cash and cash equivalents	(4,376)	(1,167)
Cash and cash equivalents at beginning of period	12,336	7,269

Cash and cash equivalents at end of period	$7,960	$6,102

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of October 31, 2004 and July 31, 2004, and for the three months ended October 31, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2004. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Professional services revenue derived from the installation and integration of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. We follow this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

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

Accounts receivable

Accounts receivable is composed of billed and unbilled accounts. Unbilled accounts receivable include amounts that have been recognized as revenue under the percentage-of-completion method or upon execution of the software license contract and shipment of the software, but prior to contractual payment terms.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Property and equipment, depreciation and amortization

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

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The guidance above requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

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

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2004.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At October 31, 2004, we had no material product warranty liability. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

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

	Three months ended
	October 31,
	2004	2003
Shares used in computing basic net income per share	10,507	9,826
Dilutive effect of stock options, warrants and restricted stock	928	1,079

Shares used in computing diluted net income per share	11,435	10,905

At October 31, 2004 and 2003, options to purchase 50,000 and 390,000 shares of Common Stock at average exercise prices of $13.50 and $8.13 per share, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices were greater than the average market price of the Common Stock for the period.

Stock-based compensation

We provide equity incentives to our employees and directors by means of non-qualified stock options and restricted stock awards issued from the 1997 Equity Compensation Plan (the “Plan”). In addition, we granted restricted stock awards outside of the Plan in connection with our recent acquisition. We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For the periods presented, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. We have implemented the disclosure-only

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The following table illustrates the pro forma effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three months ended
	October 31,
	2004	2003
Net income as reported	$1,407	$1,449
Plus, stock-based compensation expense included in reported income, net of tax	39	2
Less, stock-based compensation expense under fair value based methods, net of tax	(240)	(238)

Pro forma net income	$1,206	$1,213

Net income per share:
As reported
Basic	$0.13	$0.15

Diluted	$0.12	$0.13

Pro forma
Basic	$0.11	$0.12

Diluted	$0.11	$0.11

In August 2004, the Compensation Committee of the Board of Directors granted 112,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock at the date of grant, this restricted stock grant was valued at approximately $821,000. The restricted stock vests over five years with 50% and 100% acceleration of cumulative vesting in the first two years if specific performance goals are attained. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period.

In connection with the acquisition of the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. (collectively (“Newbridge”), we entered into employment agreements with several key employees of Newbridge. As a part of these agreements, the Compensation Committee of our Board of Directors granted an aggregate of 175,000 shares of restricted stock to those key Newbridge employees. Based on the market value of our Common Stock at the date of acquisition, this restricted stock grant was valued at $1.4 million. The restricted shares vest over seven years with 33%, 67% and 100% acceleration of cumulative vesting in the first three years if certain financial performance goals are achieved by Newbridge. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period.

Management estimates

The preparation of our financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities and the

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

reported amounts of revenues and expenses at the date of the financial statements. Actual results could differ from those estimates. Certain accounting policies require higher degrees of judgment than others in their application. The following accounting policies require significant estimates: accounts receivable and allowance for doubtful accounts, impairment of long-lived assets and income taxes.

Advertising costs

We expense advertising costs as incurred.

Royalty costs

We incur royalty fees associated with the licensing of certain software products. These fees vary based upon the terms of the royalty agreement.

Note 2 - Acquisition

On September 24, 2004, we acquired the assets and assumed certain liabilities of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. Newbridge is a leading information services company for the health care market. Newbridge composes, produces and distributes provider directories, ID cards and policy kits, as well as provides health care provider information over the Internet. The purchase price for the Newbridge assets was approximately $2.6 million, including a 10% holdback, and was funded from cash on hand.

Operating results of Newbridge are included in the ASP hosting segment of our financial statements from the effective date of the acquisition. Our consolidated balance sheet as of October 31, 2004 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation includes assets acquired of approximately $5.9 million, liabilities assumed of approximately $5.9 million and goodwill of approximately $2.6 million. Additional analysis is being performed with regards to the fair value of acquired assets and liabilities. As a result, the purchase price allocation and goodwill may be adjusted in future periods.

The acquisition is not considered material to our results of operations; therefore no pro forma information is presented.

Note 3 - Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three months ended October 31, 2004 and 2003 (in thousands):

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

	Three months ended
	October 31,
	2004	2003
Revenues:
Software	$13,615	$13,148
ASP	6,050	5,757

Total revenues	$19,665	$18,905

Operating income:
Software	$6,145	$5,947
ASP	1,013	1,077
Sales and marketing	(2,899)	(2,835)
General and administrative	(1,938)	(1,686)

Total operating income	$2,321	$2,503

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, affect of business acquisitions, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Overview

Docucorp International, Inc. (“Docucorp”) develops, markets and supports a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information life cycle — from acquisition of the first raw data point to final delivery of personalized information to the customer.

Our software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, provider directories, correspondence, bills of lading and other customer-oriented documents. Our ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, provider directory generation, disaster recovery and electronic document archival.

Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American health care and utility companies and major international financial services institutions use our products and services.

We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of transactional fees earned from customers who outsource the production of customer statements, insurance policies and provider directories. Professional services revenue includes fees for implementation, integration, training and consulting services. Software license revenue is generally derived from perpetual licenses of software products. Maintenance revenue consists primarily of annual software maintenance and support agreements.

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

Our operating results are strongly tied to software license revenue. Software license sales have a high margin and ultimately drive additional professional services and maintenance revenues. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter half of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue effectively. Due to the nature of our software license sales, revenues and profits may vary from quarter to quarter.

During the three months ended October 31, 2004, we completed the acquisition of Newbridge, a leading information services company for the health care market. Operating results of Newbridge are reflected in our ASP hosting segment from the date of acquisition, September 24, 2004. In addition to facilitating our entry into the health care market, we believe that Newbridge will contribute to our future growth and profitability.

License revenue for the three months ended October 31, 2004 increased 11% to $3.0 million primarily due to two significant license sales in the financial services market. Over the past year we have made changes to our financial services sales force and have now seen two consecutive quarters of revenue growth within this market.

For the three months ended October 31, 2004, revenues from our European subsidiary increased 31% compared to the same period of the prior year and the European operating loss was reduced. These improved results are still below our expectation, and European operations continue to be an area requiring improvement.

Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2004.

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

Professional services revenue derived from the installation and integration of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. We follow this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

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

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The guidance above requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever provides the greater amortization. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

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

Deferred taxes and valuation allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. It is possible that in the future we may change our estimate of the amount of the deferred income tax assets that will more likely than not be realized, which will result in an adjustment to the valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

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

Historical Operating Results

The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended
	October 31,
	2004	2003
Revenues
ASP hosting	31%	31%
Professional services	27	27
License	15	14
Maintenance	27	28

Total revenues	100	100

Cost of revenues
ASP hosting	25	25
Professional services	21	21
License	5	4
Maintenance	2	2

Total cost of revenues	53	52

Gross Profit	47	48

Operating expenses
Product development	10	11
Sales and marketing	15	15
General and administrative	10	9

Total operating expenses	35	35

Operating income	12	13
Interest expense	(1)	(1)
Other income (expense), net	1	1

Income before income taxes	12	13
Provision for income taxes	5	5

Net income	7%	8%

Comparative analysis of quarterly results for the three months ended October 31, 2004 and 2003

Revenues

Total revenues increased 4%, or $760,000, for the three months ended October 31, 2004, due to increases in ASP hosting revenue, professional services revenue and license revenue, partially offset by a decrease in maintenance revenue. ASP hosting revenue of $6.1 million increased 5% for the three months ended October 31, 2004, primarily due to revenue generated by recently acquired Newbridge, partially offset by a decrease in revenue from existing customers. For the three months ended October 31, 2004, professional services revenue increased 5%, or $265,000, due primarily to an increase in revenue generated from our European operations. For the three months ended October 31, 2004, license revenue increased 11%, or $302,000, due primarily to an increase in executed software license agreements in the financial services market. Maintenance revenue of $5.2 million decreased $100,000 for the three months ended October 31, 2004, as a result of consolidation that has occurred within the insurance industry. During the last twelve months, certain legacy customers consolidated multiple license and maintenance agreements while up-grading to enterprise-wide versions of our latest technologies, resulting in less annual maintenance fees for those customers.

Cost of revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is comprised primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. Cost of ASP hosting revenue of $5.0 million increased 8% for the three months ended October 31, 2004, primarily due to the operating expenses associated with Newbridge. For the three months ended October 31, 2004 and 2003, cost of ASP hosting revenue represented 83% and 81% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is primarily due to the decline in ASP hosting revenue from existing customers, and the currently lower margins associated with Newbridge. Cost of ASP hosting revenue is expected to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. For the three months ended October 31, 2004, cost of professional services revenue increased 2%, due primarily to a decrease in capitalization of development work performed by professional services personnel related to Policy Xpress, our new pre-packaged product offering for the insurance industry. For the three months ended October 31, 2004 and 2003, cost of professional services revenue represented 77% and 80% of professional services revenues, respectively. The decrease in costs as a percentage of professional services revenues is primarily due to improved staff utilization in our European operations. We expect cost of professional services revenue to increase as professional services revenue increases.

Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three months ended October 31, 2004, cost of license revenue increased 29% to $940,000, primarily due to the addition of amortization expense related to the Policy Xpress product. For the three months ended October 31, 2004 and 2003, cost of license revenue represented 32% and 27% of license revenue, respectively. We anticipate cost of license revenue to increase as amortization of capitalized development costs increase due to new products become generally available.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue increased 10%, or $32,000, for the three months ended October 31, 2004, due primarily to an increase in salaries and personnel related costs and contract labor. For the three months ended October 31, 2004 and 2003, cost of maintenance revenue represented approximately 7% and 6% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three months ended October

31, 2004, product development expense decreased 3% to $2.0 million, primarily due to an increase in capitalization of software development costs, partially offset by an increase in salaries and personnel related costs.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three months ended October 31, 2004, sales and marketing expense increased $64,000, or 2%, primarily due to an increase in salaries and personnel related costs.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased 15% to $1.9 million for the three months ended October 31, 2004, primarily due to costs associated with the Newbridge acquisition and an increase in outside accounting, tax and director fees.

Interest expense

For the three months ended October 31, 2004, interest expense decreased $22,000, primarily due to principal payments made on our outstanding bank debt over the past twelve months.

Other income (expense), net

Other income (expense), net decreased $28,000 for the three months ended October 31, 2004, primarily due to a decrease in gains on foreign currency of $54,000, partially offset by an increase in interest income of $26,000.

Provision for income taxes

The effective tax rate for the three months ended October 31, 2004 and 2003 was 38.5% and 41.5%, respectively. The rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our European subsidiary.

Net income

Net income decreased 3%, or $42,000, to $1.4 million for the three months ended October 31, 2004.

Liquidity and Capital Resources

At October 31, 2004, our principal sources of liquidity consisted of cash and cash equivalents of $8.0 million and our revolving credit facility, which had available borrowings of $10 million. Cash and cash equivalents for the three months ended October 31, 2004, decreased $4.3 million from $12.3 million at July 31, 2004, primarily as a result of the Newbridge acquisition.

Cash provided by operating activities was $2.2 million and $1.5 million for the three months ended October 31, 2004 and 2003, respectively. Significant changes in assets and liabilities for the three months ended October 31, 2004 that impacted cash flow from operations include the decrease in deferred revenue and accounts payable of $1.8 million and $1.4 million, respectively, and the increase in accrued liabilities of $1.7 million.

During the three months ended October 31, 2004 and 2003, cash used in investing activities was $4.2 million and $1.8 million, respectively. For the three months ended October 31, 2004, we used $2.5 million for the purchases of Newbridge, net of cash received. Cash used for the purchase of property and equipment was $199,000 and $420,000 for the three months ended October 31, 2004 and 2003, respectively. Cash used in the investment of capitalized software development costs was $1.5 million and $1.4 million for the three months ended October 31, 2004 and 2003, respectively.

Cash used in financing activities was $2.3 million and $795,000 for the three months ended October 31, 2004 and 2003, respectively. Cash used in financing activities during the three months ended October 31, 2004, primarily related to principal payments made under the assumed debt obligations of Newbridge of $1.2 million, payments under our bank note of $887,000 and payments under capital lease obligations of $291,000. The $795,000 of cash used in financing activities during the three months ended October 31, 2003, related to the payments made under our bank note of $887,000 and capital lease obligations of $143,000, partially offset by proceeds received from the exercise of stock options of $235,000.

As of October 31, 2004, we held approximately 5,735,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was $5.6 million at October 31, 2004, compared with $10.7 million at July 31, 2004. The decrease in working capital of $5.1 million is primarily due to cash expenditures aggregating approximately $4.5 million to purchase Newbridge and make payments on their outstanding and past due liabilities and debt obligations.

In June 2003, we entered into a $14.2 million term note with Comerica Bank. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. At October 31, 2004, the outstanding balance on our bank note was $9.5 million, of which $3.6 million is due within one year.

At October 31, 2004, we had a $10.0 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of October 31, 2004, there were no borrowings under this credit facility. Under our bank note and credit facility, we are required to maintain certain financial and non-financial covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $9.5 million as of October 31, 2004.

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

For the three months ended October 31, 2004 and 2003, 7% and 5%, respectively, of our revenues were denominated in British pounds. For both the three months ended October 31, 2004 and 2003, 13% of our operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates has not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration (“Principal Financial Officer”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 12a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.

The evaluation included the subsidiary, Newbridge, which we acquired on September 24, 2004. Since the acquisition of Newbridge, we have focused on analyzing and implementing changes in their procedures and controls to determine their effectiveness and to make them consistent with, and integrate them into, our disclosure controls and procedures. We continue to analyze Newbridge’s procedures and controls and expect to make additional changes in those procedures and controls in the future. We performed additional procedures to review Newbridge’s accounting records and substantiate the financial information of Newbridge included in this report.

Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of October 31, 2004, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period covered by this report. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place at Newbridge, our recently acquired subsidiary.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)	Reports on Form 8-K.

On September 7, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the year ended July 31, 2004.

On September 27, 2004, the Company filed a Current Report on Form 8-K announcing the material definitive agreement to acquire the assets of Newbridge Corporation.

On October 8, 2004, the Company filed a Current Report on Form 8-K announcing the execution of the Third Amendment to Credit Agreement with Comerica Bank.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc.

(Registrant)

/s/ Michael D. Andereck	Date December 8, 2004

Michael D. Andereck
President and Chief Executive Officer