Form 10-Q
period 2005-01-31
DOCUCORP INTERNATIONAL INC
filed 2005-03-11
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2005	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

5910 North Central Expressway, Suite 800, Dallas, Texas	75206

(Address of principal executive offices)	(Zip Code)

(214) 891-6500

(Registrant’s telephone number including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 10,977,223 shares outstanding as of March 7, 2005.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
January 31, 2005

Docucorp International, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	January 31,	July 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,886	$12,336
Accounts receivable, net of allowance of $452 and $375, respectively	19,065	16,752
Current portion of deferred taxes	112	112
Income tax receivable	817	817
Other current assets	2,105	2,461

Total current assets	29,985	32,478

Property and equipment, net of accumulated depreciation of $18,383 and $16,664, respectively	9,765	8,073
Software development costs, net of accumulated amortization of $23,883 and $22,096, respectively	13,230	12,269
Goodwill, net of accumulated amortization of $4,940	9,803	5,846
Identifiable intangibles, net of accumulated amortization of $12 and $0, respectively	928	0
Other assets	577	573

Total assets	$64,288	$59,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,956	$1,473
Accrued liabilities:
Accrued compensation	3,079	2,104
Other	2,123	1,783
Income taxes payable	1,057	158
Current portion of capital lease obligations	1,184	626
Current portion of long-term debt	3,612	3,550
Deferred revenue	11,135	12,038

Total current liabilities	24,146	21,732

Deferred taxes	4,835	4,835
Long-term capital lease obligations	2,706	1,716
Long-term debt	5,260	6,804
Other long-term liabilities	1,686	1,353

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	47,938	47,350
Treasury stock at cost, 5,622,126 and 6,050,429 shares, respectively	(31,254)	(33,635)
Retained earnings	11,665	9,821
Unearned compensation	(2,303)	(402)
Foreign currency translation adjustment	(557)	(501)

Total stockholders’ equity	25,655	22,799

Total liabilities and stockholders’ equity	$64,288	$59,239

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues
ASP hosting	$7,541	$6,139	$13,591	$11,897
Professional services	5,573	4,967	10,981	10,110
License	1,702	3,125	4,671	5,792
Maintenance	5,479	5,408	10,717	10,745

Total revenues	20,295	19,639	39,960	38,544

Cost of revenues
ASP hosting	6,730	5,003	11,767	9,683
Professional services	4,153	4,209	8,332	8,309
License	1,017	702	1,958	1,428
Maintenance	382	363	727	677

Total cost of revenues	12,282	10,277	22,784	20,097

Gross profit	8,013	9,362	17,176	18,447

Operating expenses
Product development	2,220	2,127	4,224	4,188
Sales and marketing	2,878	2,804	5,777	5,639
General and administrative	2,063	1,712	4,002	3,398

Total operating expenses	7,161	6,643	14,003	13,225

Income from operations	852	2,719	3,173	5,222

Interest expense	(172)	(159)	(323)	(332)
Other income, net	125	187	244	334

Income before income taxes	805	2,747	3,094	5,224
Provision for income taxes	309	1,140	1,191	2,168

Net income	$496	$1,607	$1,903	$3,056

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(45)	(135)	(56)	(201)

Comprehensive income	$451	$1,472	$1,847	$2,855

Basic net income per share	$0.05	$0.16	$0.18	$0.31

Weighted average basic shares outstanding	10,580	9,964	10,543	9,895

Diluted net income per share	$0.04	$0.14	$0.17	$0.27

Weighted average diluted shares outstanding	11,626	11,359	11,531	11,132

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31,
	2005	2004
Cash flows from operating activities
Net income	$1,903	$3,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	1,748
Amortization of software development costs	1,787	1,306
Provision for doubtful accounts	145	185
Stock-based compensation expense	163	38
Tax benefit related to stock option exercises	292	781
Changes in assets and liabilities:
Increase in accounts receivable	(1,596)	(3,331)
Decrease in income tax receivable	0	1,074
Decrease in other assets	634	797
Decrease in accounts payable	(1,064)	(343)
Increase (decrease) in accrued liabilities	852	(353)
Increase in income taxes payable	899	249
Decrease in deferred revenue	(983)	(317)
Increase (decrease) in other liabilities	(125)	221

Total adjustments	3,005	2,055

Net cash provided by operating activities	4,908	5,111

Cash flows from investing activities
Purchase of Newbridge Corporation	(2,495)	0
Purchase of property and equipment	(911)	(601)
Capitalized software development costs	(2,748)	(2,453)

Net cash used in investing activities	(6,154)	(3,054)

Cash flows from financing activities
Principal payments under capital lease obligations	(557)	(287)
Principal payments under debt obligations	(2,975)	(1,775)
Proceeds from exercise of stock options	338	774
Proceeds from stock issued under Employee Stock Purchase Plan	102	96

Net cash used in financing activities	(3,092)	(1,192)

Effect of exchange rates on cash flows	(112)	(250)

Net increase (decrease) in cash and cash equivalents	(4,450)	615
Cash and cash equivalents at beginning of period	12,336	7,269

Cash and cash equivalents at end of period	$7,886	$7,884

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of January 31, 2005 and July 31, 2004, and for the three and six months ended January 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2004. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended January 31, 2005 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Property and equipment, depreciation and amortization

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated service lives using the straight-line method. Estimated service lives are as follows:

Leasehold improvements	Lesser of useful life or life of lease
Computer equipment	4-5 years
Furniture and fixtures	5 years
Equipment under capital leases	Lesser of useful life or life of lease

Repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets’ remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Deferred revenue

Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a twelve month period. Maintenance and support provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance and is recognized over the term of the maintenance and support agreement.

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2005.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At January 31, 2005, we had no material product warranty liability. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Translation of foreign currencies

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and the translation of our intercompany loan to a consolidated foreign subsidiary are recognized in other income as incurred.

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

Net income per share

Our basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and the assumed proceeds on unvested restricted stock in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and unvested restricted stock will have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the options or calculated exercise price of the unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Shares used in computing basic net income per share	10,580	9,964	10,543	9,895
Dilutive effect of stock options and unvested restricted stock	1,046	1,395	988	1,237

Shares used in computing diluted net income per share	11,626	11,359	11,531	11,132

At January 31, 2005 and 2004, options to purchase 50,000 shares of Common Stock at average exercise prices of $13.50 per share were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices were greater than the average market price of the Common Stock for the period.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Stock-based compensation

We provide equity incentives to our employees and directors by means of non-qualified stock options and restricted stock awards issued from the 1997 Equity Compensation Plan (the “Plan”). In addition, we granted restricted stock awards outside of the Plan in connection with our acquisition of Newbridge Corporation. We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. For the periods presented, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. We have implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” The following table illustrates the pro forma effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income as reported	$496	$1,607	$1,903	$3,056
Plus, stock-based compensation expense included in reported income, net of tax	62	20	100	22
Less, stock-based compensation expense under fair value based methods, net of tax	(263)	(257)	(502)	(495)

Pro forma net income	$295	$1,370	$1,501	$2,583

Net income per share:
As reported
Basic	$0.05	$0.16	$0.18	$0.31

Diluted	$0.04	$0.14	$0.17	$0.27

Pro forma
Basic	$0.03	$0.14	$0.14	$0.26

Diluted	$0.03	$0.12	$0.13	$0.23

In August 2004, the Compensation Committee of the Board of Directors granted 112,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock at the date of grant, this restricted stock grant was valued at approximately $821,000. The restricted stock vests over five years with 50% and 100% acceleration of cumulative vesting in the first two years if specific performance goals are attained. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period. As of January 31, 2005, the performance goals were not attained.

In connection with the acquisition of the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. (collectively (“Newbridge”)), we entered into employment agreements with several key employees of Newbridge. As a part of these agreements, the Compensation Committee of our Board of Directors granted an aggregate

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

of 175,000 shares of restricted stock to those key Newbridge employees. Based on the market value of our Common Stock at the date of acquisition, this restricted stock grant was valued at $1.4 million. The restricted shares vest over seven years with 33%, 67% and 100% acceleration of cumulative vesting in the first three years if certain financial performance goals are achieved by Newbridge. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period. As of January 31, 2005, the performance goals were not attained.

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

Note 2 — Acquisition

On September 24, 2004, we acquired the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. Newbridge is a leading information services company for the health care market. Newbridge composes, produces and distributes provider directories, ID cards and policy kits, as well as provides health care provider information over the Internet. Operating results of Newbridge are included in the ASP hosting segment of our financial statements from the effective date of the acquisition.

The purchase price for the transaction was approximately $4.0 million, comprised of approximately $2.6 million paid in cash and $1.4 million of net liabilities assumed. During the three months ended January 31, 2005, we completed the initial appraisals of the acquired tangible and intangible assets, and finalized lease negotiations to expand our Dallas ASP center in order to relocate the personnel and operating activities of Newbridge to that facility. These events resulted in the recording of an acquired intangible asset of $940,000, a decrease of $1.9 million in the value previously allocated to property and equipment and the recording of a relocation liability of $475,000, resulting in a net increase to goodwill of $1.4 million. The allocation of purchase consideration is not completed as the valuation of the intangible assets has not been finalized. We expect to complete the purchase price allocation in the three months ended April 30, 2005.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

The acquisition is not considered material to our results of operations; therefore no pro forma information is presented.

Note 3 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and six months ended January 31, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:
Software	$12,754	$13,500	$26,369	$26,647
ASP	7,541	6,139	13,591	11,897

Total revenues	$20,295	$19,639	$39,960	$38,544

Software gross profit, net of product development costs	$4,982	$6,099	$11,128	$12,045
ASP gross profit	811	1,136	1,824	2,214
Sales and marketing	(2,878)	(2,804)	(5,777)	(5,639)
General and administrative	(2,063)	(1,712)	(4,002)	(3,398)

Total operating income	$852	$2,719	$3,173	$5,222

Note 4 – Commitments and contingencies

Our U. S. tax return for the year ended July 31, 2002 is currently under examination by the Internal Revenue Service. Assurance can not be given that these tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives, and court and tax proceedings. We intend to vigorously defend our tax positions and to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate. As of January 31, 2005, we could not reasonably estimate the tax and related penalties and interest exposure related to these examinations. An unfavorable resolution of these tax matters may have a material adverse impact on our consolidated financial position and result of operations.

Note 5 – Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shares-Based Payments” (“SFAS 123R”), which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)

method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing pro forma disclosures in accordance with the provisions of SFAS 123.We are in the process of determining the impact of the requirements of SFAS 123R.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income from certain U.S. manufacturing activities and will provide a reduced tax upon certain repatriated foreign earnings. We are continuing to evaluate the Act and its financial impact pending further guidance to be provided by the U.S. Treasury Department .

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

Overview

Docucorp International, Inc. (“Docucorp”) develops, markets and supports a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information life cycle – from acquisition of the first raw data point to final delivery of personalized information to the customer.

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

On September 24, 2004, we completed the acquisition of Newbridge, a leading information services company for the health care market. Operating results of Newbridge are reflected in our ASP hosting segment from the date of acquisition. Full integration of Newbridge with our Dallas ASP center is scheduled to occur during the fourth quarter of our current fiscal year.

For the three months ended January 31, 2005, license revenue of $1.7 million decreased significantly compared with the same period of fiscal year 2004. The decrease is primarily attributable to weak software license sales in North America. The decrease in license revenue negatively impacted our operating margin and profitability.

The growth in ASP hosting revenue of 23% for the three month ended January 31, 2005, is primarily attributable to revenue generated by Newbridge, partially offset by a decrease in existing ASP revenue. In addition, the increase in cost of ASP hosting revenue for the three and six months ended January 31, 2005, is due primarily to costs incurred by Newbridge.

For the three months and six months ended January 31, 2005, professional services revenue increased 12% and 9%, respectively. The increase in professional services revenue was driven by revenue increases in both North America and Europe. In addition, professional services margin increased from 15.3 % to 25.5% for the three months ended January 31, 2005, and from 17.8% to 24.1% for the six months ended January 31, 2005. We have improved both our utilization and average billing rates for professional services staff.

For the three months ended January 31, 2005, our European subsidiary generated license revenue of $526,000, total revenue of $1.6 million and achieved a minimal profit for the quarter.

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

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever provides the greater amortization. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

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

Translation of foreign currency

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and the translation of our intercompany loan to a consolidated foreign subsidiary are recognized in other income as incurred.

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

Historical Operating Results

The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues
ASP hosting	37%	31%	34%	31%
Professional services	28	25	27	26
License	8	16	12	15
Maintenance	27	28	27	28

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	33	25	29	25
Professional services	21	21	21	21
License	5	4	5	4
Maintenance	2	2	2	2

Total cost of revenues	61	52	57	52

Gross Profit	39	48	43	48

Operating expenses
Product development	11	11	11	11
Sales and marketing	14	14	14	14
General and administrative	10	9	10	9

Total operating expenses	35	34	35	34

Operating income	4	14	8	14
Interest expense	(1)	(1)	(1)	(1)
Other income, net	1	1	1	1

Income before income taxes	4	14	8	14
Provision for income taxes	2	6	3	6

Net income	2%	8%	5%	8%

Comparative analysis of results for the three and six months ended January 31, 2005 and 2004

Revenues

Total revenues increased 3% and 4% for the three and six months ended January 31, 2005, respectively. ASP hosting revenue increased 23%, or $1.4 million, and 14%, or $1.7 million, for the three and six months ended January 31, 2005, respectively. The increase in ASP hosting revenue is primarily due to revenue generated by recently acquired Newbridge, partially offset by a decrease in revenue from existing customers. For the three and six months ended January 31, 2005, professional services revenue increased 12%, or $606,000, and 9%, or $871,000, respectively, due primarily to an increase in utilization of our professional services personnel and an increase in our average billing rate. License revenue decreased 46%, or $1.4 million, and 19%, or $1.1 million, for the three and six months ended

January 31, 2005, respectively, due to fewer software license sales in North America. For the three months ended January 31, 2005, maintenance revenue increased $71,000, or 1%. Maintenance revenue decreased $28,000 for the six months ended January 31, 2005 due to certain legacy customers consolidating multiple licenses when upgrading to enterprise-wide versions of our latest technology. This decrease was offset for the three months ended January 31, 2005 by maintenance revenue generated primarily from new software license sales.

Backlog for our products and services was approximately $50.8 million as of January 31, 2005, of which approximately $24.9 million is scheduled to be satisfied within one year. Backlog is primarily composed of maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Maintenance contracts may generally be terminated upon 30 to 60 days’ notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting services are based on management’s estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one-to-five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues with respect to ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is comprised primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. Cost of ASP hosting revenue increased 35% to $6.7 million for the three months ended January 31, 2005, and increased 22% to $11.8 million for the six months ended January 31, 2005. These increases are primarily due to the operating expenses associated with Newbridge. For the three months ended January 31, 2005 and 2004, cost of ASP hosting revenue represented 89% and 81% of ASP hosting revenue, respectively. For the six months ended January 31, 2005 and 2004, cost of ASP hosting revenue represented 87% and 81% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is primarily due to the currently lower margins associated with Newbridge and the decline in ASP hosting revenue from existing customers. The variable components of cost of ASP hosting revenue are expected to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue decreased $56,000, or 1% for the three months ended January 31, 2005, and increased $23,000 for the six months ended January 31, 2005. For the three months ended January 31, 2005 and 2004, cost of professional services revenue represented 75% and 85% of professional services revenue, respectively. For the six months ended January 31, 2005 and 2004, cost of professional services revenue represented 76% and 82% of professional services revenue, respectively. The decrease in costs as a percentage of professional services revenue is primarily due to improved staff utilization and an increase in average billing rates. We expect cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.

Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three and six months ended January 31, 2005, cost of license revenue increased 45% and 37%, respectively, primarily due to the addition of amortization expense related to new products introduced to the marketplace during the last twelve months. For the three months ended January 31, 2005 and 2004, cost of license revenue represented 60% and 22% of license revenue, respectively. For the six months ended January 31, 2005 and 2004, cost of license revenue represented 42% and 25% of license revenue, respectively. The increase in costs as a percentage of license revenue is due to the decrease in license revenue during the second quarter and the increase in amortization expense. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue increased 5% to $382,000 for the three months ended January 31, 2005, and increased 7% to $727,000 for the six months ended January 31, 2005, due primarily to an increase in customer support costs from our European subsidiary. For both the three months ended January 31, 2005 and 2004, cost of maintenance revenue represented 7% of maintenance revenue. For the six months ended January 31, 2005 and 2004, cost of maintenance revenue represented 7% and 6% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. Product development expenses increased 4% to $2.2 million for the three months ended January 31, 2005, and increased 1%, or $36,000, for the six months ended January 31, 2005. The increase is primarily due to an increase in salary and personnel related costs, partially offset by an increase in capitalization of software development costs.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three and six months ended January 31, 2005, sales and marketing expense increased $74,000, or 3%, and $138,000, or 2%, respectively. This increase is primarily due to an increase in salary and personnel related costs, partially offset by a decrease in incentive compensation.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased $351,000, or 20%, and $604,000, or 18%, for the three and six months ended January 31, 2005, respectively. The increase is primarily due to an increase in accounting and auditing fees associated with Sarbanes-Oxley compliance.

Interest expense

Interest expense increased $13,000 for the three months ended January 31, 2005, due to the assumption of capital leases from Newbridge. For the six months ended January 31, 2005, interest expense decreased $9,000 due to a decrease in interest expense on our term note with Comerica Bank due to principal payments made over the last twelve months.

Other income, net

Other income, net decreased $62,000 and $90,000 for the three and six months ended January 31, 2005, respectively, primarily due to a decrease in gains associated with fluctuations of foreign currency exchange rates.

Provision for income taxes

The effective tax rate for both the three and six months ended January 31, 2005 was 38.5%. The effective tax rate for both the three and six months ended January 31, 2004 was 41.5%. In fiscal 2004, the rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we do not currently recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our European subsidiary.

Net income

Net income decreased approximately 69% and 38% for the three and six months ended January 31, 2005, respectively. This decrease is primarily due to a decrease in software license revenue and an increase in general and administrative costs for the three and six months ended January 31, 2005.

Liquidity and Capital Resources

At January 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents of $7.9 million and our revolving credit facility, which had available borrowings of $10 million. Cash and cash equivalents for the six months ended January 31, 2005, decreased $4.4 million from $12.3 million at July 31, 2004, primarily as a result of cash used in the Newbridge acquisition.

Cash provided by operating activities was $4.9 million and $5.1 million for the six months ended January 31, 2005 and 2004, respectively. Significant changes in assets and liabilities for the six months ended January 31, 2005 that impacted cash flow from operations include an increase in accounts receivable of $1.6 million and a decrease in accounts payable of $1.1 million, of which approximately $0.9 million related primarily to past due payments made on the assumed payables of Newbridge.

During the six months ended January 31, 2005 and 2004, cash used in investing activities was $6.2 million and $3.1 million, respectively. For the six months ended January 31, 2005, we used $2.5 million, net of cash received of $100,000, for the purchase of Newbridge. Cash used for the purchase of property and equipment was $911,000 and $601,000 for the six months ended January 31, 2005 and 2004, respectively. Cash used in the investment of capitalized software development costs was $2.7 million and $2.5 million for the six months ended January 31, 2005 and 2004, respectively.

Cash used in financing activities was $3.1 million and $1.2 million for the six months ended January 31, 2005 and 2004, respectively. Cash used in financing activities during the six months ended January 31, 2005, primarily related to payments under our bank note of $1.8 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $557,000. The $1.2 million of cash used in financing activities during the six months ended January 31, 2004, related to the payments made under our bank note of $1.8 million and capital lease obligations of $287,000, partially offset by proceeds received from the exercise of stock options of $774,000.

As of January 31, 2005, we held approximately 5,622,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was $5.8 million at January 31, 2005, compared with $10.7 million at July 31, 2004. The decrease in working capital of $4.9 million is primarily due to cash expenditures aggregating approximately $4.6 million to purchase Newbridge and make payments on their outstanding and past due liabilities and debt obligations.

In June 2003, we repurchased approximately 3.1 million shares of our Common Stock along with warrants to purchase an additional 161,000 shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million term note with Comerica Bank. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. At January 31, 2005, the outstanding balance on our bank note was $8.6 million, of which $3.6 million is due within one year.

At January 31, 2005, we had a $10.0 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of January 31, 2005, there were no borrowings under this credit facility. Under our bank note and credit facility, we are required to maintain certain financial and non-financial covenants.

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

We currently anticipate that existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to satisfy our operating cash needs for the foreseeable future .

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Shares-Based Payments” (“SFAS 123R”), which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing pro forma disclosures in accordance with the provisions of SFAS 123. We are in the process of determining the impact of the requirements of SFAS 123R.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income from certain U.S. manufacturing activities and will provide a reduced tax upon certain repatriated foreign earnings. We are continuing to evaluate the Act and its financial impact pending further guidance to be provided by the U.S. Treasury Department.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $8.6 million as of January 31, 2005.

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

For the three months ended January 31, 2005 and 2004, 8% and 7%, respectively, of our revenues were denominated in British pounds. For the three months ended January 31, 2005 and 2004, 8% and 9%, respectively, of our cost of revenues and operating expenses were denominated in British pounds. For the six months ended January 31, 2005 and 2004, 7% and 6%, respectively, of our revenues and 8% and 9%, respectively, of our cost of revenues and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

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

Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of January 31, 2005, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period covered by this report. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place at Newbridge, our recently acquired subsidiary.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 7, 2004. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 21, 2004 and ratifying the selection of PricewaterhouseCoopers LLP as its independent registered public accounting firm for the 2005 fiscal year. Also at this meeting, the stockholders voted in favor of amending the 1997 Equity Compensation Plan to increase the number of shares of Common Stock issuable pursuant to awards under the plan from 3,800,000 to 4,500,000 shares, of which a maximum of 1,000,000 shares may be used for grants of restricted stock, SARs and performance units. The number of votes cast for each item was as follows:

I.	Election of Directors

	For	Against	Withheld
Milledge A. Hart, III	9,122,901	220,085	280,474
Michael D. Andereck	9,342,036	950	280,474
Anshoo S. Gupta	9,301,717	41,269	280,474
John D. Loewenberg	9,125,927	217,059	280,474
George F. Raymond	9,342,212	774	280,474
Arthur R. Spector	9,094,247	248,739	280,474

II.	Ratification of selection of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

For	Against	Withheld
9,522,244	82,124	19,092

 III. Amendment to the 1997 Equity Compensation Plan

For	Against	Withheld
4,222,780	2,331,806	44,940

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1 –	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2 –	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	32.1 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

	32.2 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

(b)	Reports on Form 8-K.

On November 19, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations for the three months ended October 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc.

(Registrant)

/s/ Michael D. Andereck	Date March 11, 2005

Michael D. Andereck
President and Chief Executive Officer