Form 10-Q
period 2005-04-30
DOCUCORP INTERNATIONAL INC
filed 2005-06-07
CIK 1033864

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2005	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

5400 LBJ Freeway, Suite 300, Dallas, Texas	75240

(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 11,101,364 shares outstanding as of June 2, 2005.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
April 30, 2005

Docucorp International, Inc.

Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	April 30,	July 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,971	$12,336
Accounts receivable, net of allowance of $462 and $375, respectively	17,487	16,752
Current portion of deferred taxes	112	112
Income tax receivable	817	817
Other current assets	2,688	2,461

Total current assets	29,075	32,478

Property and equipment, net of accumulated depreciation of $19,383 and $16,664, respectively	9,963	8,073
Software development costs, net of accumulated amortization of $24,882 and $22,096, respectively	13,470	12,269
Goodwill	9,738	5,846
Identifiable intangibles, net of accumulated amortization of $64 and $0, respectively	956	0
Other assets	554	573

Total assets	$63,756	$59,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,063	$1,473
Accrued liabilities:
Accrued compensation	2,210	2,104
Other	1,919	1,783
Income taxes payable	1,190	158
Current portion of capital lease obligations	1,271	626
Current portion of long-term debt	3,616	3,550
Deferred revenue	11,283	12,038

Total current liabilities	23,552	21,732

Deferred taxes	4,835	4,835
Long-term capital lease obligations	2,454	1,716
Long-term debt	4,371	6,804
Other long-term liabilities	1,662	1,353

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	47,959	47,350
Treasury stock at cost, 5,506,385 and 6,050,429 shares, respectively	(30,611)	(33,635)
Retained earnings	12,133	9,821
Unearned compensation	(2,201)	(402)
Foreign currency translation adjustment	(564)	(501)

Total stockholders’ equity	26,882	22,799

Total liabilities and stockholders’ equity	$63,756	$59,239

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues
ASP hosting	$6,559	$5,882	$20,150	$17,778
Professional services	5,246	5,485	16,227	15,596
License	2,756	1,814	7,427	7,606
Maintenance	5,218	5,329	15,935	16,074

Total revenues	19,779	18,510	59,739	57,054

Cost of revenues
ASP hosting	6,092	4,909	17,858	14,592
Professional services	4,169	4,616	12,502	12,924
License	1,044	868	3,002	2,296
Maintenance	393	346	1,120	1,023

Total cost of revenues	11,698	10,739	34,482	30,835

Gross profit	8,081	7,771	25,257	26,219

Operating expenses
Product development	2,180	1,858	6,404	6,046
Sales and marketing	3,040	2,700	8,817	8,339
General and administrative	2,064	1,800	6,065	5,199

Total operating expenses	7,284	6,358	21,286	19,584

Operating Income	797	1,413	3,971	6,635

Interest expense	(118)	(149)	(442)	(481)
Other income (expense), net	82	(53)	326	280

Income before income taxes	761	1,211	3,855	6,434
Provision for income taxes	293	504	1,484	2,671

Net income	$468	$707	$2,371	$3,763

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(7)	39	(63)	(162)

Comprehensive income	$461	$746	$2,308	$3,601

Basic net income per share	$0.04	$0.07	$0.22	$0.37

Weighted average basic shares outstanding	10,741	10,359	10,609	10,050

Diluted net income per share	$0.04	$0.06	$0.21	$0.33

Weighted average diluted shares outstanding	11,621	11,720	11,561	11,328

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30,
	2005	2004
Cash flows from operating activities
Net income	$2,371	$3,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,046	2,598
Amortization of software development costs	2,786	2,051
Provision for doubtful accounts	260	399
Tax benefit related to stock option exercises	432	1,785
Stock-based compensation expense	252	44
Changes in assets and liabilities:
Increase in accounts receivable	(88)	(1,824)
Decrease in income tax receivable	0	1,074
Decrease in other assets	77	673
Increase (decrease) in accounts payable	(960)	156
Decrease in accrued liabilities	(228)	(1,410)
Increase (decrease) in income taxes payable	1,031	(253)
Decrease in deferred revenue	(867)	(15)
Increase (decrease) in other liabilities	(124)	158

Total adjustments	5,617	5,436

Net cash provided by operating activities	7,988	9,199

Cash flows from investing activities
Purchase of Newbridge Corporation	(2,482)	0
Purchase of property and equipment	(1,908)	(1,065)
Capitalized software development costs	(3,987)	(3,980)

Net cash used in investing activities	(8,377)	(5,045)

Cash flows from financing activities
Principal payments under capital lease obligations	(947)	(433)
Principal payments under debt obligations	(3,873)	(2,662)
Proceeds from exercise of stock options	871	1,737
Proceeds from stock issued under Employee Stock Purchase Plan	102	96

Net cash used in financing activities	(3,847)	(1,262)

Effect of exchange rates on cash flows	(129)	(232)

Net increase (decrease) in cash and cash equivalents	(4,365)	2,660
Cash and cash equivalents at beginning of period	12,336	7,269

Cash and cash equivalents at end of period	$7,971	$9,929

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of presentation and summary of significant accounting policies

The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of April 30, 2005 and July 31, 2004, and for the three and nine months ended April 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2004. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended April 30, 2005 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Our standard software license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. License revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized as professional services revenue over the expected term of the ASP hosting agreement.

Cash equivalents

We consider all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.

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

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis to cost of license revenue over its estimated useful life, generally four to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

Business combinations and goodwill and intangible assets

Upon acquisition of a business, we allocate the purchase price to intangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management from the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we assess the impairment of goodwill within our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. As of April 30, 2005, we completed our annual impairment analysis and determined no goodwill impairment exists. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Impairment of long-lived assets

We have evaluated our long-lived assets for impairment, and will continue to do so as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If facts or

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

circumstances support the possibility of impairment, we prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection we do not expect to recover our carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

Deferred revenue

Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a twelve month period. Maintenance and support provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance and is recognized over the term of the associated agreement.

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2005.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At April 30, 2005, we had no material product warranty liability. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004
Shares used in computing basic net income per share	10,741	10,359	10,609	10,050
Dilutive effect of stock options and unvested restricted stock	880	1,361	952	1,278

Shares used in computing diluted net income per share	11,621	11,720	11,561	11,328

At April 30, 2005 and 2004, options to purchase 50,000 shares of Common Stock at average exercise prices of $13.50 per share were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices were greater than the average market price of the Common Stock for the period.

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income as reported	$468	$707	$2,371	$3,763
Plus, stock-based compensation expense included in reported income, net of tax	55	4	155	26
Less, stock-based compensation expense under fair value based methods, net of tax	(246)	(240)	(728)	(735)

Pro forma net income	$277	$471	$1,798	$3,054

Net income per share:
As reported
Basic	$0.04	$0.07	$0.22	$0.37

Diluted	$0.04	$0.06	$0.21	$0.33

Pro forma
Basic	$0.03	$0.04	$0.17	$0.30

Diluted	$0.02	$0.04	$0.16	$0.26

In August 2004, the Compensation Committee of the Board of Directors granted 112,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock at the date of grant, this restricted stock grant was valued at approximately $821,000. The restricted stock vests over five years with 50% and 100% acceleration of cumulative vesting in the first two years if specific performance goals are attained. The first accelerated vesting measurement date is on July 31, 2005. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period.

In connection with the acquisition of the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. (collectively “Newbridge”), we entered into employment agreements with several key employees of Newbridge. As a part of these agreements, the Compensation Committee of our Board of Directors granted an aggregate of 175,000 shares

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

of restricted stock to those key Newbridge employees. Based on the market value of our Common Stock at the date of acquisition, this restricted stock grant was valued at $1.4 million. The restricted shares vest over seven years with 33%, 67% and 100% acceleration of cumulative vesting in the first three years if certain financial performance goals are achieved by Newbridge. The first accelerated vesting measurement date is on July 31, 2005. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period.

Management estimates

The preparation of our financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements. On an ongoing basis, management evaluates its estimates and judgments. Actual results could differ from those estimates. Certain accounting policies require higher degrees of judgment than others in their application. The following accounting policies require significant estimates: revenue recognition, accounts receivable and allowance for doubtful accounts, fair value of acquired intangible assets and goodwill, impairment of long-lived assets, software development costs and income taxes.

Advertising costs

We expense advertising costs as incurred.

Royalty costs

We incur royalty fees associated with the licensing of certain software products. These fees vary based upon the terms of the royalty agreement.

Note 2 — Acquisition

On September 24, 2004, we acquired the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. Newbridge is a leading information services company for the health care market. Newbridge composes, produces and distributes provider directories, ID cards and policy kits, as well as provides health care provider information over the Internet. Operating results of Newbridge are primarily included in the ASP hosting segment of our financial statements from the effective date of the acquisition.

The purchase price for the transaction was approximately $3.9 million, comprised of approximately $2.6 million paid in cash and $1.3 million of net liabilities assumed. During the three months ended April 30, 2005, we completed the purchase price allocation, which consists of assets acquired of approximately $5.0 million, including $1.0 million for the acquired customer relationships, liabilities assumed of approximately $6.4 million and goodwill of approximately $3.9 million.

The acquisition is not considered material to our results of operations; therefore no pro forma information is presented.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

Note 3 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and nine months ended April 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues:
Software	$13,220	$12,628	$39,589	$39,276
ASP	6,559	5,882	20,150	17,778

Total revenues	$19,779	$18,510	$59,739	$57,054

Software gross profit, net of product development costs	$5,434	$4,940	$16,561	$16,987
ASP gross profit	467	973	2,292	3,186
Sales and marketing	(3,040)	(2,700)	(8,817)	(8,339)
General and administrative	(2,064)	(1,800)	(6,065)	(5,199)

Total operating income	$797	$1,413	$3,971	$6,635

Note 4 – Commitments and contingencies

During the quarter, the Internal Revenue Service (“IRS”) completed its examination of our tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. These proposed adjustments would increase our U.S. taxable income for 2002 and could result in additional exposure to other open tax years. We vigorously disagree with the proposed adjustments and intend to aggressively contest these matters through applicable IRS and judicial processes, as appropriate. Accordingly, we have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of April 30, 2005, we concluded that the potential loss was not probable. With respect to the tax year under audit, the potential exposure ranges between $0 and $340,000, excluding interest and penalties. Assurance can not be given that these tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and tax proceedings. An unfavorable resolution of these tax matters may have a material adverse impact on our consolidated financial position and results of operations.

Note 5 – Recently issued accounting guidance

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income from certain U.S. manufacturing activities and will

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

provide a reduced tax upon certain repatriated foreign earnings. We are continuing to evaluate the Act and its financial impact pending further guidance to be provided by the U.S. Treasury Department.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. Compensation expense for the unvested awards will be measured based on the fair value of the awards as previously calculated in preparing pro forma disclosures in accordance with the provisions of SFAS 123. We are in the process of determining the impact of the requirements of SFAS 123R.

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s view on the interaction between SFAS 123R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, capitalization of compensation costs related to share-based payments arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. The Company does not undertake any obligation to update forward-looking statements excepts as required by law. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, affect of business acquisitions, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 500 managing general agents (MGAs). Many of the largest North American health care, utility companies and major international financial services institutions use our products and services.

We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of transactional fees earned from customers who outsource the production of customer statements, insurance policies and provider directories. Professional services revenue includes fees for implementation, integration, training and consulting services. Software license revenue is generally derived from the sale of perpetual licenses of software products. Maintenance revenue consists primarily of annual software maintenance and support agreements.

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

During the third quarter, we focused on increasing sales and the effectiveness of our sales organization. License revenue for the three months ended April 30, 2005 of $2.8 million increased significantly compared with the same period of the prior fiscal year. Much of the success in license revenue is attributable to sales generated by our European subsidiary. For the three months ended April 30, 2005, the performance of our European subsidiary resulted in an operating profit for the second consecutive quarter and record revenue in both license revenue of $854,000 and total revenue of $1.9 million.

On September 24, 2004, we completed the acquisition of Newbridge, a leading information services company for the health care market. Operating results of Newbridge are primarily reflected in our ASP hosting segment from the date of acquisition. Full integration of Newbridge with our Dallas ASP center is scheduled to occur during the first quarter of our next fiscal year.

Our ASP hosting revenue grew 12% for the three months ended April 30, 2005 due primarily to revenue generated by the acquisition of Newbridge, partially offset by a decrease in revenue from existing ASP customers. The decline in revenue from existing customers is primarily due to the roll off of certain accounts over the last 12 months as a result of a distributor being acquired and lower rates on renewing accounts due to competitive pricing pressures. The decrease in revenue from existing customers and lower utilization of equipment, facilities and personnel, have negatively impacted the gross margins achieved from our ASP segment during the current year. Subsequent to the end of the third quarter, we signed a significant contract with Capgemini Energy to serve as their print bill provider. Revenue generated from this contact will begin during our fourth quarter of fiscal 2005. We estimate that annual revenue from this contract will be approximately $3.5 million.

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

Our standard software license agreements do not provide for rights of software return and/or conditions of acceptance. However, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all acceptance provisions are satisfied. Revenue from software licenses, which include a cancellation clause, is recognized upon expiration of the cancellation period. License revenue related to products still in the testing phase is deferred until formal acceptance of the product by the customer.

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

Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one-to-five years in duration and provide for monthly billing based on transaction volume or contract minimums, if applicable. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized as professional services revenue over the expected term of the ASP hosting agreement.

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

Business combinations

Upon acquisition of a business, we allocate the purchase price to intangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management from the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates

Valuation of long-lived and intangible assets and goodwill

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

Historical Operating Results

The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenues
ASP hosting	33%	32%	34%	31%
Professional services	27	29	27	28
License	14	10	12	13
Maintenance	26	29	27	28

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	31	26	30	26
Professional services	21	25	21	22
License	5	5	5	4
Maintenance	2	2	2	2

Total cost of revenues	59	58	58	54

Gross Profit	41	42	42	46

Operating expenses
Product development	11	10	10	10
Sales and marketing	15	14	15	15
General and administrative	11	10	10	9

Total operating expenses	37	34	35	34

Operating income	4	8	7	12
Interest expense	(1)	(1)	(1)	(1)
Other income, net	1	0	0	1

Income before income taxes	4	7	6	12
Provision for income taxes	2	3	2	5

Net income	2%	4%	4%	7%

Comparative analysis of results for the three and nine months ended April 30, 2005 and 2004

Revenues

Total revenues increased 7% and 5% for the three and nine months ended April 30, 2005, respectively. ASP hosting revenue increased 12%, or $677,000, and 13%, or $2.4 million, for the three and nine months ended April 30, 2005, respectively. The increase in ASP hosting revenue is primarily due to revenue generated by recently acquired Newbridge of $1.6 million and $4.4 million for the three and nine months ended April 30, 2005, respectively. The increase in ASP revenue is partially offset by a decrease in revenue from existing customers as certain accounts rolled off over the last 12 months as a result of a distributor being acquired and lower rates on renewing accounts due to competitive pricing pressures. For the three months ended April 30, 2005, professional services revenue decreased 4% or $239,000 primarily due to prior year revenue of $147,000 generated in the third quarter of fiscal 2004 related to attendee fees from our March 2004 bi-annual users conference and a decrease of $180,000 related to the prior year recognition of deferred revenues on previously completed projects. These declines were partially offset by an increase in professional service revenues derived from service engagements during the current quarter. For the nine months ended April 30, 2005, professional services revenue increased 4%, or $631,000, due largely to a 25% increase in revenue generated by our European operations. License revenue increased 52% or $942,000 and decreased 2%, or $179,000 for the three and nine months ended April 30, 2005, respectively. The increase during the current quarter was primarily attributed to record license revenue in our European operations of $854,000. For the three and nine months ended April 30, 2005, maintenance revenue decreased $111,000, or 2% and $139,000 or 1%, respectively. The slight decrease in maintenance revenue is due to certain legacy customers consolidating multiple licenses when upgrading to enterprise-wide versions of our latest technology.

Backlog for our products and services was approximately $51.2 million as of April 30, 2005, of which approximately $24.5 million is scheduled to be satisfied within one year. Backlog is primarily composed of maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Maintenance contracts may generally be terminated upon 30 to 60 days’ notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services backlog is principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting services are based on management’s estimate of revenues over the remaining life of the respective contracts. ASP hosting agreements generally have one-to-five year terms and provide that fees are charged on a per transaction basis. Estimated future revenues with respect to ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract.

Cost of revenues

Cost of ASP hosting revenue. Cost of ASP hosting revenue is comprised primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. Cost of ASP hosting revenue increased 24% to $6.1 million for the three months ended April 30, 2005, and increased 22% to $17.9 million for the nine months ended April 30, 2005. These increases are primarily due to the operating expenses associated with Newbridge of $1.6 million and $4.3 million for the three and nine months ended April 30, 2005, respectively. For the three months ended April 30, 2005 and 2004, cost of ASP hosting revenue represented 93% and 83% of ASP hosting revenue, respectively. For the nine months ended April 30, 2005 and 2004, cost of ASP hosting revenue represented 89% and 82% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is primarily due to a decrease in revenue from existing customers primarily due to the roll off of certain accounts over the last 12 months as a result of a distributor being acquired, lower rates on renewing accounts and lower utilization of equipment, facilities and personnel. The variable components of cost of ASP hosting revenue are expected to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue decreased $447,000, or 10% for the three months ended April 30, 2005, and decreased $422,000 or 3% for the nine months ended April 30, 2005. The decrease in cost of professional services revenue is primarily due to costs of $387,000 associated with our bi-annual user group conference held in March 2004. For the three months ended April 30, 2005 and 2004, cost of professional services revenue represented 79% and 84% of professional services revenue, respectively. For the nine months ended April 30, 2005 and 2004, cost of professional services revenue represented 77% and 83% of professional services revenue, respectively. The decrease in costs as a percentage of professional services revenue is primarily due to improved staff utilization, an increase in average billing rates and the user group conference held in the prior year. We expect the cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.

Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three and nine months ended April 30, 2005, cost of license revenue increased 20% and 31%, respectively, primarily due to additional amortization expense related to new products introduced to the marketplace during the last twelve months. For the three months ended April 30, 2005 and 2004, cost of license revenue represented 38% and 48% of license revenue, respectively. This decrease in cost as a percentage of license revenue is primarily due to an increase in license revenue. For the nine months ended April 30, 2005 and 2004, cost of license revenue represented 40% and 30% of license revenue, respectively. This increase in costs as a percentage of license revenue is due to an increase in amortization expense. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue increased 14% to $393,000 for the three months ended April 30, 2005, and increased 9% to $1.1 million for the nine months ended April 30, 2005, primarily due to an increase in customer support costs from our European subsidiary. For both the three months ended April 30, 2005 and 2004, cost of maintenance revenue represented 8% and 7% of maintenance revenue, respectively. For the nine months ended April 30, 2005 and 2004, cost of maintenance revenue represented 7% and 6% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.

Operating expenses

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. Product development expenses increased 17% to $2.2 million for the three months ended April 30, 2005, primarily due to a reduction in software capitalization as a result of our efforts to release new products in the prior year. Product development costs increased 6%, to $6.4 million, for the nine months ended April 30, 2005, primarily due to increased salary and personnel related costs.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three and nine months ended April 30, 2005, sales and marketing expense increased $340,000, or 13%, and $478,000, or

6%, respectively. These increases are primarily due to increased salary and personnel related costs and an increase in incentive compensation due to increased license revenue.

General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased $264,000, or 15%, and $866,000, or 17%, for the three and nine months ended April 30, 2005, respectively, primarily due to costs associated with Sarbanes-Oxley compliance and costs associated with the relocation of the corporate headquarters facility. In April 2005, we commenced a lease for our new corporate headquarters which has an aggregate commitment of $7.0 million over a ten year period. Our former headquarter facility lease terminated at the end of April 2005.

Interest expense

Interest expense decreased $31,000 and $39,000 for the three and nine months ended April 30, 2005, respectively, due to payment of term loan principle during the last twelve months of $3.5 million, partially offset by increased interest attributed to the assumption of capital leases from the Newbridge acquisition.

Other income (expense), net

Other income, net increased $135,000 and $46,000 for the three and nine months ended April 30, 2005, respectively, primarily due to an increase in gains associated with fluctuations of foreign currency exchange rates during the current quarter and increased interest income during the nine month period of the current year.

Provision for income taxes

The effective tax rate for both the three and nine months ended April 30, 2005 was 38.5%. The effective tax rate for both the three and nine months ended April 30, 2004 was 41.5%. In fiscal 2004, the rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we did not recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our European subsidiary.

During the quarter, the IRS completed its examination of our tax year July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. These proposed adjustments would increase our U.S. taxable income for 2002 and could result in additional exposure to other open tax years. We vigorously disagree with the proposed adjustments and intend to aggressively contest these matters through applicable IRS and judicial procedures, as appropriate. Accordingly, we have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of April 30, 2005, we concluded that the potential loss was not probable. With respect to the tax year under audit, the potential exposure ranges between $0 and $340,000, excluding penalties and interest. Assurance can not be given that these tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and tax proceedings. An unfavorable resolution of these tax matters may have a material adverse impact on our consolidated financial position and results of operations.

Net income

Net income decreased approximately 34% and 37% for the three and nine months ended April 30, 2005, respectively. This decrease is primarily due to a decrease in margins in our ASP segment and an increase in operating expenses for the three and nine months ended April 30, 2005.

Liquidity and Capital Resources

At April 30, 2005, our principal sources of liquidity consisted of cash and cash equivalents of $8.0 million and our revolving credit facility, which had available borrowings of $10.0 million. Cash and cash equivalents for the nine months ended April 30, 2005, decreased $4.4 million from $12.3 million at July 31, 2004, primarily as a result of cash used in the Newbridge acquisition.

Cash provided by operating activities was $8.0 million and $9.2 million for the nine months ended April 30, 2005 and 2004, respectively. Significant changes in assets and liabilities for the nine months ended April 30, 2005 that impacted cash flow from operations include an decrease in accounts payable of $1.0 million, of which approximately $0.9 million related primarily to payments on past due accounts acquired from Newbridge and an increase in income taxes payable of $1.0 million due to the timing of quarterly federal tax payments.

During the nine months ended April 30, 2005 and 2004, cash used in investing activities was $8.4 million and $5.0 million, respectively. For the nine months ended April 30, 2005, we used $2.5 million, net of cash received of $115,000, for the purchase of Newbridge. Cash used for the purchase of property and equipment was $1.9 million and $1.1 million for the nine months ended April 30, 2005 and 2004, respectively. The increase in purchases is primarily due to purchases associated with the new corporate headquarters and expansion of our Dallas ASP center in order to integrate the Newbridge operations. Cash used in the investment of capitalized software development costs was $4.0 million for the nine months ended April 30, 2005 and 2004.

Cash used in financing activities was $3.8 million and $1.3 million for the nine months ended April 30, 2005 and 2004, respectively. Cash used in financing activities during the nine months ended April 30, 2005, primarily related to payments under our bank note of $2.7 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $947,000, partially offset by proceeds received from the exercise of stock options of $871,000. The $1.3 million of cash used in financing activities during the nine months ended April 30, 2004, related to the payments made under our bank note of $2.7 million and capital lease obligations of $433,000, partially offset by proceeds received from the exercise of stock options of $1.7 million.

As of April 30, 2005, we held approximately 5,506,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

Working capital was $5.5 million at April 30, 2005, compared with $10.7 million at July 31, 2004. The decrease in working capital of $5.2 million is primarily due to cash expenditures aggregating approximately $4.6 million to purchase Newbridge and make payments on their outstanding and past due liabilities and debt obligations.

In June 2003, we repurchased approximately 3.1 million shares of our Common Stock along with warrants to purchase an additional 161,000 shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million term note with Comerica Bank. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. At April 30, 2005, the outstanding balance on our bank note was $7.7 million, of which $3.6 million is due within one year.

At April 30, 2005, we had a $10.0 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of April 30, 2005, there were no borrowings under this credit facility. Under our bank note and credit facility, we are required to maintain certain financial and non-financial covenants.

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

Recently issued accounting guidance

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date. Compensation expense for the unvested awards will be measured based on the fair value of the awards as previously calculated in preparing pro forma disclosures in accordance with the provisions of SFAS 123. We are in the process of determining the impact of the requirements of SFAS 123R.

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s view on the interaction between SFAS 123R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, capitalization of compensation costs related to share-based payments arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $7.7 million as of April 30, 2005.

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

For the three months ended April 30, 2005 and 2004, 9% and 6%, respectively, of our revenues were denominated in British pounds. For the nine months ended April 30, 2005 and 2004, 8% and 6%, respectively, of our revenues were denominated in British pounds. For the three and nine months ended April 30, 2005 and 2004, 9% of our costs of revenue and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures

Our management, with participation of our President and Chief Executive Officer and Senior Vice President, Finance and Administration (“Principal Financial Officer”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934) as of the end of the period covered by this report.

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

Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of April 30, 2005, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period covered by this report. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place at Newbridge, our recently acquired subsidiary.

Section 404 of the Sarbanes-Oxley Act requires management to provide an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005, the end of our fiscal year. We are in the process of performing the system and process documentation, evaluation and testing necessary to make our assessment. We have not completed this process or its assessment. In the process of evaluation and testing, we may identify deficiencies that will require remediation.

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

Docucorp International, Inc.

(Registrant)

/s/ Michael D. Andereck	Date	June 7, 2005

Michael D. Andereck
President and Chief Executive Officer