Form 10-K
period 2005-07-31
DOCUCORP INTERNATIONAL INC
filed 2005-10-11
CIK 1033864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JULY 31, 2005
                               -------------

                                       or

            TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITIONAL PERIOD FROM ______ TO ______

                         Commission File Number 00-23829

                          DOCUCORP INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     75-2690838
    ---------------------------------                  --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             5400 LBJ Freeway, Suite 300, Dallas, Texas       75240
            ----------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (214) 891-6500 Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                    ----------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

        As of October 5, 2005, there were 11,327,409 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of the last business day of the second quarter of fiscal 2005 approximated $94,009,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2005 are incorporated by reference in Items 7 and 8 of Part II of this report.

        Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                                         DOCUCORP INTERNATIONAL, INC.
                                               TABLE OF CONTENTS
                                                   FORM 10-K
                                                 July 31, 2005
PART I.

Item 1.  Business...........................................................................................2

Item 2.  Properties........................................................................................14

Item 3.  Legal Proceedings.................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders...............................................14

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities...............................................................................15

Item 6.  Selected Consolidated Financial Data..............................................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................17

Item 8.  Financial Statements and Supplementary Data.......................................................17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............17

Item 9A. Controls and Procedures...........................................................................18

Item 9B. Other information.................................................................................18

PART III.

Item 10.  Directors and Executive Officers of the Registrant...............................................19

Item 11.  Executive Compensation...........................................................................19

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter....19

Item 13.  Certain Relationships and Related Transactions...................................................19

Item 14.  Principal Accounting Fees and Services...........................................................19

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.......................................................20

Signatures.................................................................................................21

Index to Exhibits..........................................................................................25

                                     PART I

ITEM 1. BUSINESS

GENERAL

Docucorp International, Inc. ("Docucorp") develops, markets and supports Customer Communication Management (CCM) solutions via a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle - from acquisition of the first raw data point to final delivery of personalized information to the customer.

We were created on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. by Image Sciences, Inc.

We are a leading authority in providing dynamic solutions for acquiring, creating, managing, personalizing, presenting and marketing information of all kinds. Servicing the entire CCM lifecycle, our comprehensive offering supports a wide range of in-house and outsourced enterprise applications, including customer statements and billings, electronic bill presentment and payment ("EBPP"), insurance policy production, content management, correspondence automation, call center fulfillment, wealth management reporting and health care provider directories. Our software solutions support leading hardware platforms, operating systems, printers and imaging systems.

Our ASP hosting service allows customers to outsource their information management to our ASP centers, where our software and facilities are used to provide processing, print, mail, archival and Internet delivery of documents. Our offerings include customer statement and bill generation, EBPP, insurance policy production, health care provider directories, disaster recovery and electronic document archival.

Additionally, we provide professional services related to our software solutions. Our professional services offerings include implementation, integration, training and consulting services.

Operating primarily in four key markets - insurance, utilities, financial services and health care - we now help more than 1,300 customers worldwide maximize the value of their enterprise information, reducing costs, increasing productivity, improving customer service, building customer loyalty and facilitating new revenue opportunities.

We believe we are the leading provider of enterprise information solutions for the insurance industry. Our insurance customer base includes more than half of the 200 largest United States insurance companies, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 managing general agents (MGAs). Many of the largest North American utility companies, major international financial services institutions, and leading health care provider networks use our products and services.

INDUSTRY BACKGROUND

Certain trends have accelerated the need for automating the process of acquiring, creating, managing, personalizing, presenting and marketing of enterprise-wide information. Increased competition in industries such as insurance, utilities, financial services and health care has caused companies to focus more closely on enhancing customer relationships while reducing associated operating costs.

The current economic environment has prompted customers and prospects to focus on Return On Investment ("ROI") when making purchasing decisions. In fact, few companies are buying software or services unless ROI can be proven. We have succeeded in this competitive economy because we have been able to successfully demonstrate ROI for our solutions. With our solutions, customers can turn resource-draining manual processes into electronic workflows that enable personalized customer communications to be automatically created, stored and accessed, significantly impacting their company's performance.

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

o Improve customer satisfaction and loyalty by delivering personalized communications across multiple channels; and

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

Information is critical to corporations as they endeavor to increase revenue, improve customer communications and reduce costs. The emergence of call centers has also increased the demand for access to and automation of customer services. Companies can increase revenue by leveraging information through personalizing and producing high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Personalization and presentation of information enables companies to provide better customer service by:

o Presenting information in print and over the Internet in more attractive, easier-to-read formats;

o       Deliver information online, allowing for customer self-service;

o       Minimizing the time it takes to produce and deliver information; and

o Providing customer service personnel with immediate access to electronically archived information.

Our clients are finding that personalization of customer communications can be a powerful tool for increasing customer satisfaction. As a result, an increasing number of companies are employing innovative comprehensive CCM processes.

GROWTH STRATEGY

Our strategy for growth consists of the following:

LEVERAGING EXISTING CUSTOMER RELATIONSHIPS

We have an installed base of more than 1,300 customers. Existing customers expanding or upgrading their information solutions provide us with a market for additional software solutions and services. The majority of our revenues are generated from existing customers.

EXPANSION IN VERTICAL MARKETS

It is our belief that we are a leading provider of information management solutions for the insurance and utilities industries. During fiscal year 2005, we expanded into the health care market through our acquisition of Newbridge. For information regarding this acquisition see Note 2 - Acquisition to the Consolidated Financial Statements. The health care industry, like insurance, utilities and financial services, has an increasing need for reducing operating costs as well as communicating more effectively with their customers. Revenues from the health care industry represented 7% of our total revenues in fiscal year 2005.

EXPANDING INTERNATIONALLY

For the year ended July 31, 2005, revenue from customers outside of North America increased approximately 28%. We plan to continue expanding our international customer base primarily through direct sales and by cultivating and expanding our European distribution alliances. During fiscal 2005, we expanded our international presence in the Europe, Middle East and Africa ("EMEA") region. The EMEA operations will serve the insurance and financial services markets through our presence in Johannesburg, South Africa; Dubai, UAE; Prague, Czech Republic; Vienna, Austria; Munich, Germany; Zurich, Switzerland; and London.

DEVELOPING AND ENHANCING NEW TECHNOLOGIES

Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange including XML, SOAP, LINUX, Java and Microsoft.Net. During fiscal 2006, our product development efforts will include development of new functionality, integration of existing solutions to provide information exchange through the Internet, improving the ease of use of our software products and further development and packaging of applications for use in vertical industries such as insurance, utilities, financial services and health care.

PURSUING ACQUISITIONS AND STRATEGIC ALLIANCES

We have successfully completed four acquisitions since 1997, including our recent acquisition of Newbridge in September 2004. We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services or market penetration. In addition, as we expand in our targeted vertical markets, we intend to enter into additional sales and marketing strategic alliances in such markets. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

EXPANDING ASP HOSTING BUSINESS

In fiscal 2000, we adopted an outsourcing business model which provides hosted software applications on a per transaction basis through our ASP centers. Our ASP hosting offerings allow customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. ASP revenues increased 16% in fiscal 2005 as compared to fiscal 2004. Our United States based ASP hosting centers are located in Dallas and Atlanta to meet customer demands as well as offer off-site backup and disaster recovery capabilities.

DOCUCORP SOLUTIONS

We focus on providing enterprise-wide CCM solutions that acquire, create, manage, personalize, present and market information. Customers can purchase these solutions by either licensing our software for in-house installation or by utilizing the solutions through our ASP centers on a per transaction basis. We market solutions primarily to four vertical markets: insurance, financial services, utilities and health care. Set forth below is a list of representative solutions that we provide to each of these vertical markets:

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

FINANCIAL SERVICES SOLUTIONS

WEALTH MANAGEMENT REPORTING - Enables financial advisors and customers to electronically access client data from multiple accounts for review and analysis, while automating and personalizing subsequent consolidated customer reports and presentations.

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

HEALTH CARE SOLUTIONS

WEB PROVIDER SEARCH SYSTEMS - Hosts a secure Web site, from which health care plan members can search for provider information or create provider directories based on geographic proximity.

PROVIDER DIRECTORIES - Produces and distributes health care provider directories on demand, ensuring the most up-to-date provider data available.

ENROLLMENT KITS - Creates customized post-enrollment health care kits that can include ID cards, introduction letters, benefit certification pages, insurance policies, summary plan descriptions, benefit riders and tailored provider directories.

DOCUCORP SOFTWARE PRODUCTS

We offer our CCM solutions through a portfolio of scalable, high-performance software applications that address each phase of the enterprise-wide information process of acquiring, creating, managing, personalizing, presenting and marketing information. Our philosophy of open architecture and support of industry standards enables our customers to select software and hardware from other leading vendors and integrate them with Docucorp solutions. Software licenses accounted for 13%, 14% and 11% of our total revenues in fiscal 2005, 2004 and 2003, respectively. Revenues related to maintenance and support agreements accounted for 27%, 28% and 27% of our total revenues in fiscal 2005, 2004 and 2003, respectively. Our software solutions are organized into the following four primary categories.

ACQUIRING AND CREATING INFORMATION

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

        TRANSALL - An Extract-Translate-Load (ETL) product that enables processes to be developed that accept data from multiple sources and in multiple formats, translate and manipulate that data into the new data outputs needed and put these processes into production.

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

PRESENTING AND MARKETING INFORMATION

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

PROFESSIONAL SERVICES

We offer a broad range of professional services related to our software solutions. As of July 31, 2005, we employed 126 professional service personnel, who represent one of the largest services organizations in our industry. Our professional services personnel have experience across many vertical industries and types of information solutions.

A majority of our professional services consulting revenue is derived from implementation and integration of our software solutions. We also receive professional services revenue from consulting and training. Our professional services group works with clients to develop and define enterprise information strategies to meet specific business needs. Training classes are available to assist clients with implementing and using our applications and are available in standardized and customized formats. A majority of our consulting services are related to Docucorp solutions that personalize information. Professional services accounted for 26%, 27% and 31% of our total revenues in fiscal years 2005, 2004 and 2003, respectively.

ASP HOSTING

We offer ASP hosting services that utilize our software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. We operate two ASP hosting centers located in Atlanta and Dallas. We also provide ASP hosting services at a customer facility in Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements, health care directories and other customer mailings, bundle the output for bulk mailings and host Internet bill presentation and payment.

ASP hosting services accounted for 34% in fiscal 2005 and 31% of our total revenues in fiscal years 2004 and 2003.

PRODUCT DEVELOPMENT

We have made, and expect to continue to make, substantial investments in research and product development. During fiscal 2005, our product development efforts focused on the development of new Internet functionality, enhancing multi-user development, integration of Web capabilities into existing solutions and further development of new applications for the insurance, utilities, financial services and health care markets.

In November 2004, we announced the availability of Docuflex 11.0, a new version of Docucorp's dynamic publishing engine that enables companies to produce high volumes of personalized, complex, data-driven documents.

Additionally, in November 2004, we announced the availability of Transall 11.0, a new version of our data translation tool that enables data interchange between enterprise-wide applications.

The following month we announced the availability of Documaker 11.0, a new version of Docucorp's flexible publishing solution that enables companies to produce high volumes of customized, forms-driven information.

In February 2005, we introduced our cooperative processing solution for the insurance and financial services markets. Cooperative processing enables companies to license Docucorp's premier software to support in-house implementation of data acquisition, form design and personalization, and then tap our ASP hosting services for back-end production, distribution and archiving.

We have committed substantial resources to product development. As of July 31, 2005, we employed 107 technical personnel engaged in research, product development and customer support activities. The product development process is a cooperative effort between our customers and us. Early review of functionality specifications and product demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. We have a formal planning process for new software solutions, as well as software upgrades and maintenance releases, to maximize software quality, ensure timeliness of releases and meet or exceed our customers' expectations. In fiscal years 2005, 2004 and 2003, our product development expenditures were $13.8 million, $13.5 million and $12.0 million, respectively.

SALES AND MARKETING

We market our software and services primarily through a direct sales force. We also market our solutions through marketing alliances and distributors. Our sales resources are organized by the vertical industry markets we serve. As of July 31, 2005, we employed 50 direct sales and marketing representatives, who operate primarily from Dallas, Atlanta and London. Sales representatives are compensated through a combination of base salary and commission. Distributor relationships are established in the United States, Canada, Europe, South Africa, Australia and Asia.

We intend to increase our distribution channels through marketing, sales and distribution and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Adaptik, Applied Systems, AscendantOne, ePolicy Solutions, Fidelity Outsourcing Services, Epic Solutions, Inc., Firstlogic, Hitachi Europe Limited, Lynx Wealth Management Systems, ISO, Kofax, Oce, Rackley Systems, SAP, Xerox, Microsoft, CSC, The Weiland Financial Group, SynTel, LLC, CheckFree and BillMatrix. These relationships provide sales leads for our solutions or provide access to certain technological information and resources.

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

CUSTOMERS

We generally market to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of our revenues are generated from the insurance industry. In fiscal 2005, 58% of our total revenues were derived from the insurance industry. We believe that we have the largest installed customer base for insurance policy production in the insurance industry, with more than half of the 200 largest United States insurance companies using our software and services, including nine of the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. For the year ended July 31, 2005, 19% of our total revenues were derived from the utilities industry, 13% of our total revenues were derived from the financial services industry and 7% of our total revenues were derived from the health care industry. We also have an installed base of customers in the higher education, telecommunications, transportation and government markets.

COMPETITION

The market for enterprise-wide CCM solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Document Sciences Corporation, Group 1 Software, Inc., ISIS Papyrus Group, InSystems Technologies, Inc., Metavante, Mobius Management Systems, Inc. and Exstream Software and (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, KPT, Inc., DST Output and Regulus Group. We believe that the principal competitive factors in the information solutions software market are technology, performance and functionality, ease of use, multi-platform offerings, reputation, quality of customer support and service and price. The degree of competition varies significantly by the solution being offered and the vertical market being served.

We may also face competition from new entrants into the industry. As the market for CCM solutions continues to develop, current or potential competitors who have access to significantly greater resources could attempt to enter or increase their presence in the market either independently or by acquiring or forming strategic alliances with our competitors or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.

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

EMPLOYEES

As of July 31, 2005, we had 455 employees, of which 126 were engaged in professional services, 107 in product development and customer support, 123 in ASP hosting, 50 in sales and marketing and 49 in finance, administration, human resources and internal computer systems support. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

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

RISK FACTORS

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Common Stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.

OUR RESULTS OF OPERATIONS ARE DEPENDENT ON SIGNIFICANT REVENUES FROM TWO INDUSTRIES.

For the year ended July 31, 2005 and 2004, 58% and 64% of our total revenues, respectively were derived from the insurance industry and 19% and 22% of our total revenues, respectively, were derived from the utilities industry. Our financial performance and future growth will depend upon our ability to continue to market our solutions successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. We entered the financial services industry during fiscal year 2000, and with the acquisition of Newbridge in fiscal 2005, we added the health care industry. We plan to expand into additional vertical markets in the future. This will require us to make substantial software development and distribution channel investments. There can be no assurance that we will be able to continue marketing our solutions successfully in the insurance and utilities industries or will be able to successfully introduce new or existing solutions into the financial services industry or other vertical markets. Further, we cannot predict the impact the recent catastrophic hurricane losses will have on future technology spending in the insurance industry.

OUR BUSINESS IS CURRENTLY EXPERIENCING DECLINES IN ASP HOSTING MARGINS.

We experienced a significant decline in our ASP hosting margins during fiscal 2005. Factors negatively impacting the ASP hosting margins include loss of a significant customer, competitive pricing pressures for both new and renewal business and excess ASP hosting capacity. There is no assurance that we will retain all of our existing ASP hosting clients and the loss of a significant customer would negatively impact our ASP hosting margins. In addition, we may have to lower our pricing to win new business. Further deterioration of, or our inability to improve, ASP hosting margins would reasonably be expected to have a material adverse effect on our financial results.

OUR OPERATING RESULTS DEPEND HEAVILY ON SOFTWARE LICENSE REVENUE WHICH IS DIFFICULT TO FORECAST.

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results due to the fact that software sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, overall budget and spending priorities and the economy. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter half of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue effectively. We have typically operated with little backlog for license revenues because our software solutions are generally shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues and profitability for a given fiscal quarter. The failure to achieve such revenues in accordance with such trends could have a material adverse effect on our financial results for each such interim period.

WE MAY FACE DIFFICULTIES IN ATTRACTING AND RETAINING QUALIFIED EMPLOYEES.

We believe that our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees, particularly technical employees. The employees that are in highest demand are software programmers, software developers, application integrators and information technology consultants. Additionally, maintaining and improving our sales productivity may be impacted by our ability to retain, hire and train effective sales management and direct sales personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees. The loss of a significant number of our technical or experienced sales employees could have a material adverse effect on our business.

OUR OPERATIONS ARE DEPENDENT UPON KEY MANAGEMENT PERSONNEL.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management. In particular, the loss of Michael D. Andereck, our President and Chief Executive Officer, or any of our other executive officers or senior managers, could have a material adverse effect on our business. Currently, Mr. Andereck is performing certain duties of the Chief Financial Officer and Senior Vice President of Sales and Marketing in addition to his role as President and Chief Executive Officer, which may impede his ability to devote adequate attention to any of these roles.

WE MAY NOT BE ABLE TO COMPETE FAVORABLY IN THE COMPETITIVE INFORMATION SOLUTIONS INDUSTRY.

The market for our information solutions is intensely competitive. We face competition from a broad range of competitors. The competition may have lower cost structures or have greater financial, technical and marketing resources than we do. There can be no assurance that we will be able to compete effectively with such entities.

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

WE MAY FACE DIFFICULTIES IN EXPANDING OUR OPERATIONS IN INTERNATIONAL MARKETS.

The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We have only limited experience in establishing and managing international operations, and our EMEA operations have not been profitable to date. We cannot be certain that our operations in countries outside of North America will produce desired levels of revenues or profitability. International expansion may negatively affect our operating results because of numerous factors, including difficulties in staffing and managing foreign operations; potential losses from foreign currency fluctuations; seasonal reductions in business activity in Europe; increased financial accounting and reporting burdens; potential adverse tax consequences; compliance with a wide variety of complex foreign laws and treaties; reduced protection for intellectual property rights in some countries and potential language-specific requirements for software.

FUTURE BUSINESS ACQUISITIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

On September 24, 2004, we acquired Newbridge, and we may make additional acquisitions in the future. Acquisitions may be difficult to integrate into our business and could consume significant management and financial resources. There is no assurance that any acquisition will be successful or generate a satisfactory return on investment. Future acquisitions may also involve large one-time write offs, amortization expenses related to intangible assets and impairment expenses related to goodwill.

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

AVAILABLE INFORMATION

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Copies of our filings with the SEC may be obtained from our website at HTTP://WWW.DOCUCORP.COM or at the SEC's website at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

ITEM 2. PROPERTIES

We lease approximately 38,900 square feet of office space in Dallas, Texas for our corporate headquarters, including administrative, sales, marketing, professional services, and product development departments. This lease expires May 31, 2015.

We lease approximately 95,100 square feet of office space in Atlanta, Georgia, which is utilized for administrative, sales, professional services, and product development departments. The lease for this space expires on December 31, 2012.

We lease space for our ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 24,600 square feet under a lease, which expires on March 31, 2008.

We lease space for our ASP hosting facility located in Dallas, Texas. This facility occupies approximately 44,600 square feet under a lease, which expires on March 31, 2010, but we may terminate on March 31, 2007.

Our staff in Maryland is located in Silver Spring, Maryland. This facility is principally used for product development activities and occupies approximately 10,300 square feet under a lease, which expires December 31, 2006.

Our staff in New Hampshire is located in a 5,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 2009 and is staffed primarily by professional services personnel.

We lease space for our European sales and services staff near London, England. This facility occupies approximately 5,400 square feet under a lease, which expires on September 27, 2013.

On September 24, 2004, in connection with the acquisition of Newbridge, we assumed two leases for properties in Dallas, Texas. The lease related to Newbridge's print and binding facility is for approximately 23,000 square feet and expires on June 30, 2007. The lease for Newbridge's corporate office, including administrative, sales and information services, is for approximately 11,700 square feet and expires on March 31, 2007. During the fourth quarter of fiscal 2005, as part of our acquisition and integration plan, we vacated these facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has traded on the Nasdaq National Market under the symbol "DOCC" since April 6, 1998. At October 5, 2005 there were approximately 500 holders of record of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sales prices for our Common Stock:


                                      HIGH                  LOW
                               ------------------    ------------------
FISCAL 2005:
Fourth quarter                    $      8.25           $      5.95
Third quarter                           10.95                  6.65
Second quarter                          10.15                  8.50
First quarter                            9.48                  6.84

FISCAL 2004:
Fourth quarter                    $     10.83           $      6.92
Third quarter                           14.50                 10.84
Second quarter                          13.70                  8.06
First quarter                            8.80                  5.35


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended July 31, 2005, 2004, 2003, 2002, and 2001 has been derived from our audited financial statements. The following data should be read in conjunction with, and is qualified by, reference to our audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

                                                                      Years ended July 31,
                                              --------------------------------------------------------------------

                                                  2005          2004          2003         2002**         2001*
                                              ------------  ------------  ------------  ------------  ------------
STATEMENTS OF OPERATIONS DATA:                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total revenues                                 $   79,177    $   75,670    $   74,941    $   72,620    $   63,203

Operating income                               $    4,399    $    9,426    $    7,256    $    9,084    $    6,797

Income before income taxes and
  cumulative effect of accounting change       $    4,002    $    9,191    $    7,229    $    9,865    $    7,057

Income before cumulative effect of
  accounting change                            $    2,506    $    5,366    $    3,945    $    5,929    $    3,472

Net income                                     $    2,506    $    5,366    $    3,945    $    5,929    $    2,482

Income before cumulative effect
of accounting change per share:
   Basic                                       $     0.24    $     0.53    $     0.31    $     0.44    $     0.24
   Diluted                                     $     0.22    $     0.47    $     0.28    $     0.40    $     0.23

Net income per share:
   Basic                                       $     0.24    $     0.53    $     0.31    $     0.44    $     0.17
   Diluted                                     $     0.22    $     0.47    $     0.28    $     0.40    $     0.17

Weighted average number of
 shares outstanding:
   Basic                                           10,651        10,154        12,780        13,458        14,293
   Diluted                                         11,526        11,360        13,878        14,883        15,028

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


                                                                           July 31,
                                              --------------------------------------------------------------------

                                                  2005          2004          2003          2002          2001
                                              ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:                                                      (IN THOUSANDS)
Working capital                                $    4,551    $   10,746    $    3,686    $   13,150    $   11,291

Total assets                                   $   63,635    $   59,239    $   53,440    $   55,750    $   51,784

Total debt, including lease obligations        $   10,841    $   12,696    $   16,828    $      -0-    $      -0-

Stockholders' equity                           $   27,529    $   22,799    $   13,732    $   33,064    $   31,067

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in Docucorp's 2005 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper. We have fixed rate debt instruments of $7.1 million as of July 31, 2005. For further discussion see Note 5 to the Consolidated Financial Statements.

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

For the year ended July 31, 2005 and 2004, 8% and 6%, respectively, of our revenues were denominated in British pounds. For the years ended July 31, 2005 and 2004, 8% and 9%, respectively of our costs of revenue and operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations on an annual basis; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand operations outside the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Docucorp's 2005 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2005. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as of July 31, 2005, were designed and were effective to ensure that the information required to be disclosed by Docucorp in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and information required to be disclosed is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decision regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In September 2004, we acquired the Newbridge business in a purchase business combination. We have excluded Newbridge from the scope of our assessment of our internal control over financial reporting as of July 31, 2005. Newbridge's total assets and total revenues represent 3.9% and 7.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2005.

Management has evaluated the effectiveness of our internal control over financial reporting as of July 31, 2005 using the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of July 31, 2005, our internal control over financial reporting was effective.

Management's assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears under Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of Docucorp is set forth in the Proxy Statement (to be filed on or before October 28, 2005) under the heading "Directors and Executive Officers," which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

We have adopted a code of ethics that applies to all members of Board of Directors and employees of Docucorp, including our Chief Executive Officer, Principal Financial Officer, Corporate Controller, and/or other persons performing similar functions. Our code of ethics may be viewed at and obtained, free of charge, from our Internet website: http://www.docucorp.com.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth in the Proxy Statement (to be filed on or before October 28, 2005) under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTER

Information with respect to security ownership of certain beneficial owners and management and related stockholder matter is set forth in the Proxy Statement (to be filed on or before October 28, 2005) under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement (to be filed on or before October 28, 2005) under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is set forth in the Proxy Statement (to be filed on or before October 28, 2005) under the heading "Fees Paid to, and Independence of, Auditors," which information is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following is a list of the consolidated financial statements, which are included in this Form 10-K.

        1.      Financial Statements:

                Report of Independent Registered Public Accounting Firm

                As of July 31, 2005 and 2004:

                o       Consolidated Balance Sheets

                For the Years Ended July 31, 2005, 2004 and 2003:

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

(b)     Exhibits:

                See Index to Exhibits on page 25 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.


   Docucorp International, Inc.
----------------------------------
           (Registrant)

/s/ Michael D. Andereck                  Date  October 11, 2005
----------------------------------            ----------------------------------
Michael D. Andereck
President, Chief Executive Officer,
Interim Senior Vice President,
Finance and Administration, and
Director



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


/s/ Michael D. Andereck                  Date  October 11, 2005
----------------------------------            ----------------------------------
Michael D. Andereck
President, Chief Executive Officer,
Interim Senior Vice President,
Finance and Administration and Director
(Principal Executive Officer)
(Interim Principal Financial Officer)


/s/ Milledge A. Hart, III                Date  October 11, 2005
----------------------------------            ----------------------------------
Milledge A. Hart, III
Chairman of the Board


/s/ Anshoo S. Gupta                      Date  October 11, 2005
----------------------------------            ----------------------------------
Anshoo S. Gupta
Director


/s/ John D. Loewenberg                   Date  October 11, 2005
----------------------------------            ----------------------------------
John D. Loewenberg
Director


/s/ George F. Raymond                    Date  October 11, 2005
----------------------------------            ----------------------------------
George F. Raymond
Director


/s/ Arthur R. Spector                    Date  October 11, 2005
----------------------------------            ----------------------------------
Arthur R. Spector
Director

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Docucorp International, Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated October 11, 2005 appearing in the 2005 Annual Report to Shareholders of Docucorp International, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Dallas, Texas
October 11, 2005

                               VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED JULY 31, 2005, 2004 AND 2003
                                          SCHEDULE II



                                       Balance at    Charged to
                                       Beginning     Costs and     Deductions    Balance at
            Description                of Period      Expenses         (a)      End of Period
-----------------------------------------------------------------------------------------------
2005
   Allowance for doubtful accounts     $   375,000   $   166,257   $ (248,686)  $     292,571
   Amortization of intangibles         $ 4,952,981   $   116,018   $      -0-   $   5,068,999
   Valuation allowance against
     deferred tax assets               $ 2,792,105   $     3,899   $      -0-   $   2,796,004

2004
   Allowance for doubtful accounts     $   562,159   $   145,139   $ (332,298)  $     375,000
   Amortization of intangibles         $ 4,948,625   $     4,356   $      -0-   $   4,952,981
   Valuation allowance against
     deferred tax assets               $ 2,432,566   $   359,539   $      -0-   $   2,792,105

2003
   Allowance for doubtful accounts     $   670,000   $   305,306   $ (413,147)  $     562,159
   Amortization of intangibles         $ 4,945,442   $     3,183   $      -0-   $   4,948,625
   Valuation allowance against
     deferred tax assets               $ 1,940,041   $   492,525   $       -0-  $   2,432,566


(a)     Deductions from the allowance for doubtful accounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable account.



                                              24

                                INDEX TO EXHIBITS

      EXHIBIT NO.   DESCRIPTION

          3.1 Certificate of Incorporation. (filed as exhibit 3.1 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

          3.2 Bylaws. (filed as exhibit 99.1 to the Company's August 18, 2005 Form 8-K and incorporated herein by reference)

          10.2 Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.2 to the Company's Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

          10.3 1997 Equity Compensation Plan. (filed as exhibit 10.3 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference)

          10.4 Asset Purchase Agreement dated as of September 24, 2004 between Newbridge Corporation and Docucorp International, Inc. (filed as exhibit 10.4 to the Company's 2004 Annual Report on Form 10-K and incorporated herein by reference)

          10.5* Form of Restricted Stock Agreement dated August 22, 2005 between certain executive officers and Docucorp International Inc.

          13.1*     2005 Annual Report to Stockholders.

          21.1*     Subsidiaries of the Registrant.

          23.1* Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

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

          --------------

          *         Filed herewith.

                                  EXHIBIT 13.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, technological advances, dependence upon the insurance and utilities industries, attraction and retention of technical and sales employees, fluctuations in operating results and the other risk factors and cautionary statements listed from time to time in our periodic reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

Docucorp International, Inc. ("Docucorp") develops, markets and supports Customer Communication Management (CCM) solutions via a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle - from acquisition of the first raw data point to final delivery of personalized information to the customer.

Our software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, health care provider directories, correspondence, bills of lading and other customer-oriented documents. Our ASP offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, provider directory generation, disaster recovery and electronic document archival.

Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 managing general agents (MGAs). Many of the largest North American health care, utility companies and major international financial services institutions use our products and services.

We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of transactional fees earned from customers who outsource the production of customer statements, insurance policies, utility statements and provider directories. Professional services revenue includes fees for implementation, integration, training and consulting services. Software license revenue is generally derived from the sale of perpetual licenses of software products. Maintenance revenue consists primarily of annual software maintenance and support agreements.

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

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

For the year ended July 31, 2005, total revenue increased 5% to $79.1 million, net income decreased 53%, to $2.5 million and earnings per diluted share decreased 53%, to $0.22. Our revenue was favorably impacted by the Newbridge acquisition and the addition of a large ASP hosting contract in the fourth quarter. The decrease in profitability is primarily due to lower margins in our ASP business, increased software amortization and expenses associated with Sarbanes-Oxley compliance. Additionally, stock-based compensation expense increased approximately $529,000, including a charge of approximately $100,000 in the fourth quarter for the accelerated vesting of stock options. The decision to accelerate the vesting of stock options was made primarily to reduce compensation expense that would be recorded in future periods following our required adoption of SFAS 123R.

Revenue and operating results from our Europe, Middle East and Africa ("EMEA") operations significantly improved in fiscal 2005. For fiscal 2005, revenue generated by EMEA increased approximately 28%, representing record revenue. Operating results for the EMEA operations improved from an operating loss of approximately $1.2 million for the year ended July 31, 2004 to essentially break even in the current year.

On September 24, 2004, we completed the acquisition of Newbridge, a leading information services company for the health care market. Operating results of Newbridge are primarily reflected in our ASP hosting segment from the date of acquisition. Full integration of Newbridge with our Dallas ASP center was completed during the fourth quarter of fiscal 2005.

Our ASP hosting revenue grew 16% for the year ended July 31, 2005 due primarily to revenue generated by the acquisition of Newbridge and revenue generated by a large outsourcing contract with Capgemini Energy which was signed during the fourth quarter of fiscal 2005, partially offset by a decrease in revenue from existing ASP customers. The decline in revenue from existing customers is primarily due to the roll off of certain accounts over the last 12 months, primarily as a result of a large customer being acquired by a company with significant print facilities of their own, and lower pricing on renewing accounts due to competitive pricing pressures. The decrease in revenue from existing customers and lower utilization of equipment, facilities and personnel, have negatively impacted the gross margins achieved from our ASP segment during the current year.

Our financial position remains strong with $8.4 million of cash on hand and available borrowings under our credit facility of $10.0 million at July 31, 2005.

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

REVENUE RECOGNITION

We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", and Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence ("VSOE"). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. As a result, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Professional services revenue includes implementation, integration, training and consulting services related to our software products. The services offered are not essential to the functionality of the software sold. Professional services revenue is recognized as the services are performed.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever provides the greater amortization. Management periodically assesses the realizability of software development costs when events and circumstances indicate a potential decline in value.

BUSINESS COMBINATIONS

Upon acquisition of a business, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management from the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived asset is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," annually, during the third quarter, and whenever events and circumstances indicate that an impairment might be present. Our impairment analysis for our existing goodwill utilizes various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment was recognized during the fiscal year 2005; however, if our estimates of cash flow or other factors adversely change, an impairment charge might be recorded in the future.

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

HISTORICAL OPERATING RESULTS FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003

The following table sets forth for the periods indicated selected consolidated statements of operations data. The information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from our consolidated financial statements (dollars in thousands).

                                                               Years ended July 31,
                                                  ----------------------------------------------

(dollars in thousands)                                 2005            2004           2003
                                                  --------------  --------------  --------------
REVENUES
     ASP hosting                                  $      27,002   $      23,332   $     22,867
     Professional services                               20,966          20,637         23,287
     License                                             10,063          10,480          8,412
     Maintenance                                         21,146          21,221         20,375
                                                  --------------  --------------  --------------
       Total revenues                             $      79,177   $      75,670   $     74,941
                                                  --------------  --------------  --------------

COST OF REVENUES
     ASP hosting                                         24,195          19,023         19,526
     Professional services                               16,563          16,985         17,753
     License                                              4,199           3,232          3,006
     Maintenance                                          1,524           1,340          1,849
                                                  --------------  --------------  --------------
       Total cost of revenues                            46,481          40,580         42,134
                                                  --------------  --------------  --------------
Gross profit                                             32,696          35,090         32,807
                                                  --------------  --------------  --------------
OPERATING EXPENSES
     Product development                                  8,555           7,974          7,793
     Sales and marketing                                 11,781          11,167         11,339
     General and administrative                           7,961           6,523          6,419
                                                  --------------  --------------  --------------
       Total operating expenses                          28,297          25,664         25,551
                                                  --------------  --------------  --------------

Operating income                                          4,399           9,426          7,256
Interest expense                                           (570)           (620)          (211)
Other income, net                                           173             385            184
                                                  --------------  --------------  --------------

Income before income taxes                                4,002           9,191          7,229
Provision for income taxes                                1,496           3,825          3,284
                                                  --------------  --------------  --------------

Net income                                        $       2,506   $       5,366   $      3,945
                                                  ==============  ==============  ==============

PERCENTAGE RELATIONSHIP TO TOTAL REVENUES
REVENUES
     ASP hosting                                             34%             31%            31%
     Professional services                                   26              27             31
     License                                                 13              14             11
     Maintenance                                             27              28             27
                                                  --------------  --------------  --------------
         Total revenues                                     100             100            100
                                                  --------------  --------------  --------------
COST OF REVENUES
     ASP hosting                                             31              25             26
     Professional services                                   21              23             24
     License                                                  5               4              4
     Maintenance                                              2               2              2
                                                  --------------  --------------  --------------
         Total cost of revenues                              59              54             56
                                                  --------------  --------------  --------------
Gross profit                                                 41              46             44
                                                  --------------  --------------  --------------
Operating expenses
     Product development                                     11              10             10
     Sales and marketing                                     15              15             15
     General and administrative                              10               9              9
                                                  --------------  --------------  --------------
         Total operating expenses                            36              34             34
                                                  --------------  --------------  --------------
Operating income                                              5              12             10
Other income, net                                             0               0              0
                                                  --------------  --------------  --------------
Income before income taxes                                    5              12             10
Provision for income taxes                                    2               5              5
                                                  --------------  --------------  --------------
Net income                                                    3%              7%             5%
                                                  ==============  ==============  ==============

COMPARATIVE ANALYSIS OF RESULTS FOR THE FISCAL YEAR ENDED JULY 31, 2005 AND 2004

REVENUES

For the year ended July 31, 2005, total revenues increased approximately $3.5 million or 5%, due primarily to an increase in ASP hosting revenue and professional services revenue, partially offset by a decrease in license revenue. ASP hosting revenue grew 16%, or $3.7 million when compared to the prior year, primarily due to revenue related to the acquisition of Newbridge and revenue generated by a large outsourcing contract with Capgemini Energy, which was signed during the fourth quarter. Partially offsetting this increase was a decline in revenue from existing customers as certain accounts rolled off over the last 12 months as a result of a significant customer being acquired by a company with print facilities of their own, and lower pricing on renewing accounts due to competitive pricing pressures. Professional services revenue increased 2%, or approximately $329,000 due largely to an increase in revenue generated by our EMEA operations of approximately $230,000 and improved billing rates for our domestic professional services. License revenue of $10.1 million declined 4% for the year ended July 31, 2005, as a result of fewer license sales in North America, partially offset by an increase in license sales in EMEA. Maintenance revenue decreased approximately $75,000 in fiscal 2005 due to certain legacy customers consolidating multiple existing licenses when upgrading to enterprise-wide versions of our latest technology.

Backlog for our products and services was $57.9 million as of July 31, 2005, of which $28.3 million is scheduled to be satisfied within one year. Backlog has increased when compared to $51.5 million at July 31, 2004. Backlog is primarily composed of recurring maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Maintenance agreements generally have an initial non-cancelable term of up to five years and may generally be terminated after the initial term upon 30 to 60 days' notice; however, we have not historically experienced material cancellations of such contracts. Software implementation and consulting services are principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting are based on management's estimate of revenues over the remaining life of the respective contract. ASP hosting agreements generally have one to five year terms and generally provide that fees are charged on a per transaction basis. Estimated future revenues of ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract or management's estimate of revenues over the remaining life of the respective contract.

COST OF REVENUES

COST OF ASP HOSTING REVENUE. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. For the year ended July 31, 2005, cost of ASP hosting revenue increased 27%, or $5.2 million, primarily due to the operating expenses associated with Newbridge of $5.6 million. For fiscal 2005 and 2004, cost of ASP hosting revenue represented 90% and 82% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is due to a decrease in revenue from existing customers due to the roll off of certain accounts over the last 12 months primarily as a result of a significant customer being acquired by a company with print facilities of their own, lower pricing on renewing accounts and lower utilization of equipment, facilities and personnel. Additionally, the costs to integrate Newbridge into our expanded Dallas hosting center adversely impacted our margins. We expect the variable components of cost of ASP hosting revenue will continue to increase as ASP hosting revenue increases.

COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue consists primarily of salary and personnel related costs incurred in providing implementation, integration, training and consulting services. For the year ended July 31, 2005, cost of professional services revenue decreased approximately $422,000, or 2%. This decline is primarily due to costs associated with our bi-annual user group conference held in March 2004. For the years ended July 31, 2005 and 2004, cost of professional services revenue represented 79% and 82% of professional services revenue, respectively. The decrease in costs as a percentage of professional services revenue is primarily due to improved staff utilization, an increase in average billing rates and the user group conference held in the prior year. We expect the cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.

COST OF LICENSE REVENUE. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For fiscal 2005, cost of license revenue increased 30% to $4.2 million. The increase is primarily due to additional amortization expense of approximately $1.0 million related to new products introduced to the marketplace during fiscal 2005. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available.

COST OF MAINTENANCE REVENUE. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue increased 14%, or approximately $184,000, for the year ended July 31, 2005, primarily due to an increase in customer support costs from our EMEA operations. For the years ended July 31, 2005 and 2004, cost of maintenance revenue represented 7% and 6% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the year ended July 31, 2005, product development expense increased 7% to $8.6 million, primarily due to an increase in salary and personnel related costs associated with additions to our product development staff.

SALES AND MARKETING. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the year ended July 31, 2005, sales and marketing expense increased approximately $614,000, or 5%, primarily due to increased salary and personnel related costs.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salary and personnel related costs for accounting, human resources, legal and information technology, as well as outside legal, accounting and other services. General and administrative expense increased 22%, or approximately $1.4 million, for the year ended July 31, 2005. This increase is primarily due to costs associated with Sarbanes-Oxley compliance and increased salary and personnel related costs.

INTEREST EXPENSE

Interest expense is composed of interest incurred on our debt obligations and capital leases. For the year ended July 31, 2005, interest expense decreased approximately $50,000, primarily due to a reduction of our principal balance on our bank term note, partially offset by increased interest attributed to the assumption of capital leases from the Newbridge acquisition.

OTHER INCOME, NET

Other income, net decreased approximately $212,000 for the year ended July 31, 2005, primarily due to losses incurred on foreign currency exchange rates, partially offset by an increase in interest income. For the year ended July 31, 2005, our foreign currency exchange rate loss was approximately $34,000, as compared to a foreign currency exchange rate gain of approximately $297,000 for the year ended July 31, 2004.

PROVISION FOR INCOME TAXES

The effective tax rate for the years ended July 31, 2005 and 2004 was 37% and 42%, respectively. During fiscal 2004, the rates differ from the federal statutory rate due primarily to losses generated by our EMEA operations, for which we did not recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our EMEA operations. We used a portion of our net operating loss carryforwards to offset our current tax liability for the years ended July 31, 2005 and 2004.

NET INCOME

Net income decreased 53% to $2.5 million for the year ended July 31, 2005, primarily due to a decrease in margins in our ASP segment, an increase in operating expense and increased amortization of software development costs.

COMPARATIVE ANALYSIS OF RESULTS FOR THE FISCAL YEARS ENDED JULY 31, 2004 AND
2003

REVENUES

Total revenues increased approximately $729,000, or 1%, for the year ended July 31, 2004, due to an increase in license revenue, maintenance revenue and ASP hosting revenue, partially offset by a decrease in professional services revenue. License revenue of $10.5 million increased 25% for the year ended July 31, 2004, as a result of better execution by our sales force and a more stable economic and geopolitical environment. Maintenance revenue increased 4%, or approximately $846,000, for the year ended July 31, 2004, due to maintenance agreements associated with new license sales and annual maintenance fee increases for existing maintenance agreements. ASP hosting revenue increased 2% to $23.3 million for the year ended July 31, 2004, primarily due to revenue generated from new customers. For the year ended July 31, 2004, professional services revenue decreased 11%, or $2.7 million, due primarily to the recognition of $1.3 million in the prior year of previously deferred revenue related to one large consulting contract and the utilization of otherwise billable professional services personnel in the development of our new Policy Xpress product offering.

COST OF REVENUES

COST OF ASP HOSTING REVENUE. Cost of ASP hosting revenue decreased 3% to $19 million for the year ended July 31, 2004, primarily due to a decrease in consumable expenses and continued emphasis on controlling costs. For the years ended July 31, 2004 and 2003, cost of ASP hosting revenue represented 82% and 85% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP revenue is primarily due to the mix of ASP revenues and lower levels of consumable expenses.

COST OF PROFESSIONAL SERVICES REVENUE. Cost of professional services revenue decreased approximately $768,000, or 4%, for the year ended July 31, 2004. This decrease is due primarily to an increase in capitalization of development work performed by professional services personnel related to Policy Xpress, our new pre-packaged product offering for the insurance industry. For the years ended July 31, 2004 and 2003, cost of professional services revenue represented 82% and 76% of professional services revenues, respectively. The increase in costs as a percentage of professional services revenue is primarily due to expenses incurred during the current year to host our bi-annual user group conference, lower billing rates and the recognition of previously deferred revenue and related recognition of deferred costs in the prior year associated with one large consulting contract.

Cost of license revenue. Cost of license revenue increased 8% to $3.2 million for the year ended July 31, 2004. The increase is primarily due to royalty expense related to the licensing of our Policy Xpress product, partially offset by a decrease in amortization of merger-related capitalized software costs that were fully amortized as of July 31, 2003.

COST OF MAINTENANCE REVENUE. Cost of maintenance revenue decreased 28% for the year ended July 31, 2004, due primarily to a decrease in salaries and personnel related costs. For the years ended July 31, 2004, salaries and personnel related costs decreased approximately $367,000, due to a reduction in staffing late in fiscal 2003 that was enabled by continued departmental automation and a lower demand for support of our mature legacy products. For the year ended July 31, 2004 and 2003, cost of maintenance revenue represented 6% and 9% of maintenance revenue, respectively.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Product development expense increased 2% to $8.0 million, for the year ended July 31, 2004, primarily due to an increase in contract labor as we had more contractors working on development projects.

SALES AND MARKETING. Sales and marketing expense decreased approximately $172,000, or 2%, for the year ended July 31, 2004, primarily due to decreased travel and living expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased 2%, or approximately $104,000, for the year ended July 31, 2004. This increase is due to an increase in outside legal and accounting fees, partially offset by a decrease in bad debt and travel and living expenses.

INTEREST EXPENSE

Interest expense is composed of interest incurred on our bank term note and capital leases. Interest expense increased approximately $409,000, for the year ended July 31, 2004, primarily due to interest expense associated with our bank note, which was entered into in June 2003 in connection with the repurchase of our Common Stock from Safeguard Scientifics, Inc. The bank note bears interest at a fixed annual rate of 3.32%.

OTHER INCOME, NET

Other income, net increased approximately $201,000 for the year ended July 31, 2004, primarily due to gains on foreign currency exchange rates, partially offset by a decrease in interest income. For the year ended July 31, 2004, we incurred a foreign currency exchange rate gain of approximately $297,000, as compared to a foreign currency exchange rate gain of approximately $45,000 for the year ended July 31, 2003.

PROVISION FOR INCOME TAXES

The effective tax rate for the years ended July 31, 2004 and 2003 was 42% and 45%, respectively. The rates differ from the federal statutory rate due primarily to losses generated by our European subsidiary, for which we did not recognize a tax benefit. The decrease in the effective rate from the prior year is primarily due to the improved performance of our European subsidiary. We used a portion of our net operating loss carryforwards to offset our current tax liability for the years ended July 31, 2004 and 2003.

NET INCOME

Net income increased 36% to $5.4 million for the year ended July 31, 2004, primarily due to the increase in software license revenue and continued efforts to maintain controllable expenses at acceptable levels.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents of $8.4 million and our revolving credit facility, which has available borrowings of $10.0 million. Cash and cash equivalents for the year ended July 31, 2005, decreased $4.0 million from $12.3 million at July 31, 2004, primarily as a result of cash used to acquire Newbridge and make payments on their outstanding past due liabilities and debt obligations.

During the year ended July 31, 2005, we generated $12.0 million in cash flow from operations compared to $14.2 million for the year ended July 31, 2004. The decrease of approximately $2.2 million from the prior year was primarily a result of lower net income. Significant changes in assets and liabilities for the year ended July 31, 2005 that impacted cash flow from operations include an increase in cash due to the combined change in our income tax receivable and payable of approximately $814,000 and a decrease in cash due to the changes in accounts payable and deferred revenue of $1.2 million.

During the years ended July 31, 2005 and 2004, cash used in investing activities was $10.9 million and $7.0 million, respectively. For the year ended July 31, 2005, we used $2.5 million, net of cash received of $115,000, for the purchase of Newbridge. Cash used for the purchase of property and equipment was $3.2 million and $1.5 million for the years ended July 31, 2005 and 2004, respectively. This increase is primarily due to the relocation of our corporate headquarters, expansion of our Dallas ASP center in order to integrate the Newbridge operations and purchases of equipment primarily used in our ASP operations. Cash used in the investment of capitalized software development costs was $5.2 million and $5.5 million for the year ended July 31, 2005 and 2004, respectively.

Cash used in financing activities was $5.0 million and $2.1 million for the years ended July 31, 2005 and 2004, respectively. Cash used in financing activities during the year ended July 31, 2005, primarily related to repayments of our bank note of $3.6 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $1.4 million, partially offset by proceeds received from the exercise of stock options of $964,000. For the year ended July 31, 2004, cash used in financing activities primarily related to principal payments made under our bank note of $3.6 million, partially offset by proceeds from the exercise of stock options of $1.8 million.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007. For each of the years ended July 31, 2005 and 2004, we made payments in the approximate amount of $777,000 related to these leases.

With the acquisition of Newbridge in September 2004, we assumed several capital lease obligations in the aggregate amount of $2.3 million. These leases require monthly payments of principal and interest of approximately $52,000. The Newbridge leases expire at varying dates over the next three years. For the year ended July 31, 2005, we made payments of principal and interest of approximately $759,000 under these leases.

On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately an additional 161,000 shares of Common Stock from Safeguard Scientifics, Inc ("Safeguard") and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $6.8 million is outstanding at July 31, 2005. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

As of July 31, 2005, we had approximately 5,459,000 shares of treasury stock outstanding at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value; however, we have not made any purchases of stock since the safeguard transaction in June 2003.

Working capital was $4.6 million at July 31, 2005, compared with $10.7 million at July 31, 2004. The decrease in working capital of $6.1 million is primarily due to cash expenditures of $2.6 million to purchase Newbridge and payments of approximately $2.0 million on their outstanding and past due liabilities and debt obligations.

At July 31, 2005, we had a $10.0 million revolving credit facility, which expires on August 31, 2006. The credit facility bears interest at the bank's prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. Under the credit facility and our bank note, we are required to maintain certain financial and non-financial covenants. As of July 31, 2005, there were no borrowings under this credit facility.

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

We currently anticipate that existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to satisfy our operating cash needs for the next twelve months. The following is a schedule of our future contractual cash obligations as of July 31, 2005 (in thousands):

                                              Less than                                      After
                                 Total          1 year      2 - 3 years    4 - 5 years      5 years
                             -------------  -------------  -------------  -------------  -------------
Operating leases               $  29,541      $   4,117      $   7,793      $   7,235      $  10,396
Capital lease obligations          3,623          1,395          2,155             73              0
Debt obligations                   7,314          3,793          3,456             65              0
                             -------------  -------------  -------------  -------------  -------------
Total contractual cash
  obligations                  $  40,478      $   9,305      $  13,404      $   7,373      $  10,396
                             =============  =============  =============  =============  =============

RECENTLY ISSUED ACCOUNTING GUIDANCE

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income from certain U.S. manufacturing activities and will provide a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the year ended July 31, 2005, the Act may impact our future consolidated financial statements. We are currently evaluating the financial impact of this Act.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date. At July 31, 2005, all outstanding options were fully vested, therefore management does not anticipate future compensation expense, related to existing options, to be significant under SFAS 123R.

In March 2005, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's view on the interaction between SFAS 123R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, capitalization of compensation costs related to share-based payments arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123R.

Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principals Board Opinions No. 20 "Accounting Changes" and

SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Docucorp International, Inc.:

We have completed an integrated audit of Docucorp International, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Docucorp International, Inc and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under item Item 9A, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the Newbridge business from its assessment of internal control over financial reporting as of July 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded the Newbridge business from our audit of internal control over financial reporting. The Newbridge business has total assets and total revenues that represent 3.9% and 7.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2005.



PricewaterhouseCoopers LLP

Dallas, Texas
October 11, 2005


                                           DOCUCORP INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              JULY 31, 2005 AND 2004
                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------


                                                                                   2005                2004
                                                                              ---------------     ---------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                 $         8,381     $        12,336
    Accounts receivable, net of allowance
         of $293 and $375, respectively                                                17,132              16,752
    Current portion of deferred taxes                                                     170                 112
    Income tax receivable                                                                 248                 817
    Other current assets                                                                2,559               2,461
                                                                              ---------------     ---------------
                  Total current assets                                                 28,490              32,478

  Property and equipment, net of accumulated depreciation
      of $20,122 and $16,664, respectively                                             10,261               8,073
  Software development costs, net of accumulated
      amortization of $25,909 and $22,096, respectively                                13,687              12,269
  Goodwill                                                                              9,842               5,846
  Identifiable intangibles, net of accumulated amortization
     of $113 and $0, respectively                                                         907                   0
  Other assets                                                                            448                 573
                                                                              ---------------     ---------------
                  Total assets                                                $        63,635     $        59,239
                                                                              ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                         $         2,423     $         1,473
     Accrued liabilities:
       Accrued compensation                                                             3,067               2,104
       Other                                                                            1,491               1,783
     Income taxes payable                                                                 403                 158
     Current portion of lease obligations                                               1,459                 626
     Current portion of long-term debt                                                  3,617               3,550
     Deferred revenue                                                                  11,479              12,038
                                                                              ---------------     ---------------
                  Total current liabilities                                            23,939              21,732

  Deferred taxes                                                                        5,178               4,835
  Long-term lease obligations                                                           2,303               1,716
  Long-term debt                                                                        3,462               6,804
  Other long-term liabilities                                                           1,224               1,353

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
       authorized; none issued                                                              0                   0
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 16,593,849 shares issued                                               166                 166
    Additional paid-in capital                                                         48,035              47,350
    Treasury stock at cost, 5,458,912 and 6,050,429 shares, respectively              (30,347)            (33,635)
    Retained earnings                                                                  12,268               9,821
    Unearned compensation                                                              (2,100)               (402)
    Foreign currency translation adjustment                                              (493)               (501)
                                                                              ---------------     ---------------
                  Total stockholders' equity                                           27,529              22,799
                                                                              ---------------     ---------------
                  Total liabilities and stockholders' equity                  $        63,635     $        59,239
                                                                              ===============     ===============


                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            DOCUCORP INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                COMPREHENSIVE INCOME
                                  FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003
                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------


                                                                         2005             2004             2003
                                                                     ------------     ------------     ------------
REVENUES
     ASP hosting                                                     $     27,002     $     23,332     $     22,867
     Professional services                                                 20,966           20,637           23,287
     License                                                               10,063           10,480            8,412
     Maintenance                                                           21,146           21,221           20,375
                                                                     ------------     ------------     ------------
                Total revenues                                             79,177           75,670           74,941
                                                                     ------------     ------------     ------------

COST OF REVENUES
     ASP hosting                                                           24,195           19,023           19,526
     Professional services                                                 16,563           16,985           17,753
     License                                                                4,199            3,232            3,006
     Maintenance                                                            1,524            1,340            1,849
                                                                     ------------     ------------     ------------
                Total cost of revenues                                     46,481           40,580           42,134
                                                                     ------------     ------------     ------------

Gross profit                                                               32,696           35,090           32,807
                                                                     ------------     ------------     ------------

OPERATING EXPENSES
     Product development                                                    8,555            7,974            7,793
     Sales and marketing                                                   11,781           11,167           11,339
     General and administrative                                             7,961            6,523            6,419
                                                                     ------------     ------------     ------------
                Total operating expenses                                   28,297           25,664           25,551
                                                                     ------------     ------------     ------------

Operating income                                                            4,399            9,426            7,256
Interest expense                                                             (570)            (620)            (211)
Other income, net                                                             173              385              184
                                                                     ------------     ------------     ------------

Income before income taxes                                                  4,002            9,191            7,229
Provision for income taxes                                                  1,496            3,825            3,284
                                                                     ------------     ------------     ------------

Net income                                                           $      2,506     $      5,366     $      3,945
                                                                     ============     ============     ============

Other comprehensive income:
     Foreign currency translation adjustment, net of tax                        8             (200)              (8)
                                                                     ------------     ------------     ------------
Comprehensive income                                                 $      2,514     $      5,166     $      3,937
                                                                     ============     ============     ============

Basic net income per share                                           $       0.24     $       0.53     $       0.31
                                                                     ============     ============     ============

Weighted average basic shares outstanding                                  10,651           10,154           12,780
                                                                     ============     ============     ============

Diluted net income per share                                         $       0.22     $       0.47     $       0.28
                                                                     ============     ============     ============

Weighted average diluted shares outstanding                                11,526           11,360           13,878
                                                                     ============     ============     ============


                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             DOCUCORP INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003
                                                    (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------


                                                                           2005            2004             2003
                                                                       ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $      2,506    $      5,366     $      3,945
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Stock-based compensation expense                                      577              48               31
          Depreciation and amortization                                       4,089           3,455            3,357
          Amortization of capitalized software                                3,813           2,830            3,021
          Loss (gain) on foreign currency                                       125            (266)             (78)
          Provision for doubtful accounts                                       166             145              305
          Deferred income taxes                                                 285           2,803            1,972
          Tax benefit related to stock option exercises                         466           1,860              803
          Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                      146            (715)             283
                (Increase) decrease in income tax receivable                    569             257           (1,074)
                (Increase) decrease in other assets                             284             553              (45)
                Increase (decrease) in accounts payable                        (574)           (185)             152
                Decrease in accrued liabilities                                 (54)         (1,150)          (1,225)
                Increase (decrease) in income taxes payable                     245            (265)            (934)
                Increase (decrease) in deferred revenue                        (613)           (517)             871
                                                                       ------------    ------------     ------------
                   Total adjustments                                          9,524           8,853            7,439
                                                                       ------------    ------------     ------------
                   Net cash provided by operating activities                 12,030          14,219           11,384
                                                                       ------------    ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                            0               0           (2,981)
    Sale of short-term investments                                                0               0            6,970
    Purchase of Newbridge                                                    (2,482)              0                0
    Purchase of property and equipment                                       (3,223)         (1,464)          (3,170)
    Capitalized software development costs                                   (5,231)         (5,532)          (4,197)
                                                                       ------------    ------------     ------------
                  Net cash used in investing activities                     (10,936)         (6,996)          (3,378)
                                                                       ------------    ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under lease obligations                               (1,355)           (582)            (321)
    Principal payments under debt obligations                                (4,781)         (3,550)            (296)
    Proceeds from bank note                                                       0               0           14,200
    Purchase of treasury stock                                                    0               0          (25,285)
    Proceeds from exercise of options and warrants                              964           1,802            1,233
    Purchase of warrants                                                          0               0             (274)
    Proceeds from stock issued to employees under Employee
       Stock Purchase Plan ("ESPP")                                             209             191              221
                                                                       ------------    ------------     ------------
                  Net cash used in financing activities                      (4,963)         (2,139)         (10,522)
                                                                       ------------    ------------     ------------

Effect of exchange rates on cash flows                                          (86)            (17)              52
                                                                       ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents                         (3,955)          5,067           (2,464)
Cash and cash equivalents at beginning of year                               12,336           7,269            9,733
                                                                       ------------    ------------     ------------
Cash and cash equivalents at end of year                               $      8,381    $     12,336     $      7,269
                                                                       ============    ============     ============

                                See non-cash activities disclosed in Notes 4, 5 and 7.


                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    DOCUCORP INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003
                                                 (IN THOUSANDS EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                          Foreign
                                                 Additional                                               currency
                                       Common     paid-in     Treasury     Retained      Unearned       translation
                                       Stock      capital       Stock       Earnings     compensation     adjustment       Total
                                     ---------  -----------  -----------  ------------  --------------  --------------  -----------
Balance at July 31, 2002             $     166  $    43,725  $   (15,758) $      5,224  $            0  $         (293) $    33,064
Exercise of stock options and
   warrants to purchase 578,988
   shares of Common Stock                             1,169        2,967        (2,903)                                       1,233
Purchase of 4,239,580 shares of
   Treasury Stock                                                (25,285)                                                   (25,285)
Issuance of 39,927 shares of Common
   Stock to employees under ESPP                         10          211                                                        221
Purchase of 161,242 warrants                           (274)                                                                   (274)
Stock-based compensation/Other                           33                                                                     33
Tax benefit from stock option
   exercises                                            803                                                                     803
Foreign currency translation
   adjustment                                                                                                       (8)          (8)
Net income                                                                       3,945                                        3,945
                                     ---------  -----------  -----------  ------------  --------------  --------------  -----------
Balance at July 31, 2003                   166       45,466      (37,865)        6,266               0            (301)      13,732
Exercise of stock options to
   purchase 676,047 shares of
   Common Stock                                        (145)       3,758        (1,811)                                       1,802
Issuance of 55,000 shares of
   Restricted Stock                                     145          305                          (450)                           0
Issuance of 29,898 shares of Common
   Stock to employees under ESPP                         24          167                                                        191
Stock-based compensation                                                                            48                           48
Tax benefit from stock option
   exercises                                          1,860                                                                   1,860
Foreign currency translation
   adjustment                                                                                                     (200)        (200)
Net income                                                                       5,366                                        5,366
                                     ---------  -----------  -----------  ------------  --------------  --------------  -----------
Balance at July 31, 2004                   166       47,350      (33,635)        9,821            (402)           (501)      22,799
Exercise of stock options to
   purchase 277,379 shares of
   Common Stock                                        (519)       1,542           (59)                                         964
Issuance of 268,357 shares of
   Restricted Stock                                     568        1,492                        (2,060)                           0
Issuance of 31,116 shares of Common
   Stock to employees under ESPP                         36          173                                                        209
Issuance of 14,665 shares of Common
   Stock                                                 39           81                          (120)                           0
Stock-based compensation                                 95                                        482                          577
Tax benefit from stock option
   exercises                                            466                                                                     466
Foreign currency translation
   adjustment                                                                                                        8            8
Net income                                                                       2,506                                        2,506
                                     ---------  -----------  -----------  ------------  --------------  --------------  -----------
Balance at July 31, 2005             $     166  $    48,035  $   (30,347) $     12,268  $       (2,100) $         (493) $    27,529
                                     =========  ===========  ===========  ============  ==============  ==============  ===========


                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Docucorp International, Inc. ("Docucorp"), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. ("FormMaker") by Image Sciences, Inc ("Image Sciences") (the "Merger"). The accompanying consolidated financial statements include the accounts of Docucorp and our wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Maitland Software, Newbridge Information Services, Matrix Digital Technologies and Docucorp Europe Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. We operate primarily in the United States, Canada and Europe.

We develop, market and support Customer Communication Management ("CCM") solutions via a portfolio of proprietary information software, application service provider ("ASP") hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information life cycle - from acquisition of the first raw data point to final delivery of personalized information to the customer. The majority of our business is currently derived from companies in the insurance industry.

REVENUE RECOGNITION

We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" and Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.

We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence ("VSOE"). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. As a result, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to upgrades, when and if available, telephone support, updates, enhancements and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.

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

Professional services revenue includes implementation, integration, training and consulting services related to our software products. The services offered are not essential to the functionality of the software. Professional services revenue is recognized as the services are performed.

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

ACCOUNTS RECEIVABLE

Accounts receivable is composed of billed and unbilled accounts receivable. Unbilled accounts receivable include amounts recognized as revenue, primarily software license, which have not yet been billed in accordance with the contract terms.

Accounts receivable consist of the following at July 31 (in thousands):

                                    2005              2004
                               --------------    --------------

Trade                          $       15,421    $       14,188
Unbilled                                1,850             2,784
Other                                     154               155
                               --------------    --------------
                               $       17,425    $       17,127
                               ==============    ==============

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

The following are the changes in the allowance for doubtful accounts during the years ended July 31 (in thousands):


                                                             2005             2004             2003
                                                        --------------   --------------   --------------
Balance at beginning of period                          $          375   $          562   $          670
     Provision for uncollectible accounts receivable               166              145              305
     Losses sustained, net of recoveries                          (248)            (332)            (413)
                                                        --------------   --------------   --------------
Balance at end of period                                $          293   $          375   $          562
                                                        ==============   ==============   ==============

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, bank note, capital lease obligations and notes payable. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments. The fair market value of our capital lease obligations and Newbridge debt approximate their carrying values based upon current market rates of interest. The fair value of our bank note was $6.8 million at July 31, 2005, based on current market interest rates.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires all derivative instruments be recorded on the balance sheet at fair value. Currently, we do not hold derivative instruments or engage in hedging activities.

PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment are carried at cost, less accumulated depreciation and amortization. Software developed for internal use is accounted for in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Depreciation and amortization are computed over the estimated service lives using the straight-line method. Amortization of assets recorded under capital leases was approximately $869,000 for the year ended July 31, 2005 and is included in depreciation expense. Cumulative amortization on capital leases was approximately $1.9 million and July 31, 2005. Estimated service lives are as follows:

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

Costs related to repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets' remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

SOFTWARE DEVELOPMENT COSTS

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred. The cost of capitalized software is amortized on a straight-line basis to cost of license revenue over its estimated useful life, generally three to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

BUSINESS COMBINATIONS AND GOODWILL AND INTANGIBLE ASSETS

Upon acquisition of a business, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management from the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we assess the impairment of goodwill within our reportable units annually, during the third quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the year ended July 31, 2005, there was no impairment of goodwill. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

DEFERRED REVENUE

Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a twelve month period. Maintenance and support provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance, and is recognized over the term of the associated agreement.

GUARANTEES

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2005.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At July 31, 2005, we had no material product warranty liability. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.

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

TRANSLATION OF FOREIGN CURRENCIES

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and the translation of our intercompany loan to a consolidated foreign subsidiary are recognized in other income as incurred.

We account for unrealized gains or losses on our foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the adjustments be accumulated in stockholders' equity as part of other comprehensive income.

During the year ended July 31, 2003, we determined that a portion of the intercompany loan balance to a consolidated foreign subsidiary is of a long-term investment nature and we will not seek repayment of this portion of the intercompany loan in the foreseeable future. In accordance with SFAS 52, we recognize the translation of this long-term investment as a component of other comprehensive income. We recognize the translation of the remaining portion of the intercompany loan as other income.

TREASURY STOCK

We account for Treasury Stock using the cost method. Gains on sales of Treasury Stock are credited to Additional Paid-in Capital ("APIC"), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to Retained Earnings.

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

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Shares used in computing basic net
   income per share                                           10,651         10,154         12,780
Dilutive effect of stock options, warrants and
  unvested restricted stock                                      875          1,206          1,098
                                                        ------------   ------------   ------------
Shares used in computing diluted net
   income per share                                           11,526         11,360         13,878
                                                        ============   ============   ============

At July 31, 2005, options to purchase approximately 348,000 shares of Common Stock at an average exercise price of $8.23 per share were anti-dilutive and not included in the computation of diluted net income per share, because the options' exercise price was greater than the average market price of the Common Stock for the period. At July 31, 2004 and 2003, there were approximately 50,000 and 393,000 anti-dilutive options to purchase Common Stock at an average exercise price of $13.50 and $8.11 per share, respectively.

STOCK-BASED COMPENSATION

We provide equity incentives to our employees and directors by means of non-qualified stock options and restricted stock awards issued from the 1997 Equity Compensation Plan (the "Plan"). In addition, we granted restricted stock awards outside of the Plan in connection with our acquisition of Newbridge. We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. For the periods presented, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant; therefore generally no compensation expense is recognized. We recognize compensation expense related to the fair value of restricted stock ratably over the vesting period. Compensation cost was $577,000, $48,000 and $31,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

In July 2005, the Compensation Committee of our Board of Directors approved the full vesting of all options with vesting dates occurring after July 31, 2005. This action was taken to reduce the expense related to unvested stock option awards under Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). The vesting of approximately 451,000 options was accelerated, of which approximately 137,000 options had an exercise price greater than our closing stock price on the modification date. Under the guidance of APB 25 and the Financial Accounting Standard Board Interpretation No. 44, the accelerated vesting resulted in a stock-based compensation charge of approximately $100,000, which is included in our results for the year ended July 31, 2005.

We have implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." Had compensation cost for our stock-based compensation plans been determined under the fair value method of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):


                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Net income as reported                                  $      2,506   $      5,366   $      3,945
     Plus, stock-based compensation expense
       included in reported income, net of tax                   361             28             17
     Less, stock-based compensation expense under
       fair value based methods, net of tax                   (1,179)          (973)          (931)
                                                        ------------   ------------   ------------
Pro forma net income                                    $      1,688   $      4,421   $      3,031
                                                        ============   ============   ============

Net income per share:
     As reported
        Basic                                           $       0.24   $       0.53   $       0.31
        Diluted                                         $       0.22   $       0.47   $       0.28
     Pro forma
        Basic                                           $       0.16   $       0.44   $       0.24
        Diluted                                         $       0.15   $       0.39   $       0.22

There were no options granted during the year ended July 31, 2005. The weighted average fair value of options granted during the years ended July 31, 2004 and 2003 was $3.41 and $4.27 per option, respectively. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 3.18% and 2.86%; no expected dividend yields; expected lives of 4.50 years, and volatility of 62.8% and 75.6%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

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

ADVERTISING COSTS

We expense advertising costs as incurred. Advertising expenses for the years ended July 31, 2005, 2004 and 2003 were $1.2 million, $1.2 million and $1.0 million, respectively.

ROYALTY COSTS

We incur royalty costs associated with the licensing of certain software products. These fees vary based upon the terms of the royalty agreement. Royalty costs for the year ended July 31, 2005, 2004 and 2003, were approximately $386,000, $423,000 and $0, respectively.

RECENTLY ISSUED ACCOUNTING GUIDANCE

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income from certain U.S. manufacturing activities and will provide a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the year ended July 31, 2005, the Act may impact our future consolidated financial statements. We are currently evaluating the financial impact of this Act.

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which is a revision to SFAS 123. SFAS 123R requires employee stock based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R requires the use of an option pricing model for estimating fair value, which is then recognized as compensation expense over the service periods. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We will be required to adopt SFAS 123R beginning August 1, 2005 for new awards of stock-based compensation granted after that date. At July 31, 2005, all outstanding options were fully vested, therefore management does not anticipate future compensation expense, related to existing options, to be significant under SFAS 123R.

In March 2005, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC's view on the interaction between SFAS 123R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, capitalization of compensation costs related to share-based payments arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123R.

Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principals Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations.

NOTE 2 - ACQUISITION

On September 24, 2004, we acquired the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. (collectively, "Newbridge") Newbridge is a leading information services company for the health care market. Newbridge composes, produces and distributes health care provider directories, ID cards and policy kits, as well as provides health care provider information over the Internet. Operating results of Newbridge are primarily included in the ASP hosting segment of our financial statements from the effective date of the acquisition.

The purchase price for the transaction was approximately $4.0 million, comprised of approximately $2.6 million paid in cash and $1.4 million of net liabilities assumed. The purchase price allocation consists of assets acquired of approximately $5.1 million, including $1.0 million for the acquired customer relationships, liabilities assumed of approximately $6.5 million and goodwill of approximately $4.0 million. At the completion of the transaction, we paid approximately $2.0 million of debt obligations and past due liabilities.

The acquired customer relationships have an estimated useful life of ten years and are being amortized on the basis of projected future cash flow. Amortization expense for this identifiable intangible asset was $113,000 for the year ended July 31, 2005. Estimated aggregate future amortization expense for this asset in future fiscal years are as follows (in thousands):

                             2006        2007        2008        2009        2010     THEREAFTER
                          ----------  ----------  ----------  ----------  ----------  ----------
Amortization expense      $      177  $      163  $      153  $      128  $       95  $      191

The acquisition of Newbridge is not considered material to our results of operations; therefore no pro forma information is presented.

NOTE 3 -PROPERTY AND EQUIPMENT

Property and equipment balances at July 31, 2005 and 2004 are as follows (in thousands):

                                                    2005           2004
                                                ------------   ------------
Computer equipment                              $     21,011   $     16,831
Furniture and fixtures                                 3,516          3,105
Leasehold improvements                                 1,939          1,473
Equipment under capital lease                          3,917          3,328
                                                ------------   ------------
                                                      30,383         24,737
Less accumulated depreciation                        (20,122)       (16,664)
                                                ------------   ------------
                                                $     10,261   $      8,073
                                                ============   ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000. These leases expire in December 2007.

In connection with the acquisition of Newbridge on September 24, 2004, we assumed numerous capital lease agreements for rental equipment in the aggregate amount of $2.3 million. Monthly payments of principal and interest on these leases are approximately $52,000. The Newbridge leases expire at various dates over the next three years.

Equipment leases and our obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for each of the years ended July 31, 2005, 2004, and 2003 was $4.4 million, $3.9 million and $4.4 million, respectively. Generally, our leases provide for renewals for various periods at stipulated rates.

We recorded as part of our purchase price allocation an abandoned facility provision of approximately $462,000 associated with abandoning Newbridge's corporate headquarters and print center. This provision is included in our obligations under leases on the Consolidated Balance Sheets. At July 31, 2005, the remaining provision was approximately $383,000.

Future minimum lease obligations on leases in effect at July 31, 2005 are as follows (in thousands):

                                                         Capital         Operating
                                                         leases            leases           Total
                                                      --------------   --------------   -------------
2006                                                  $        1,395   $        4,117   $       5,512
2007                                                           1,359            4,056           5,415
2008                                                             796            3,737           4,533
2009                                                              73            3,647           3,720
2010                                                               0            3,588           3,588
Thereafter                                                         0           10,396          10,396
                                                      --------------   --------------   -------------
Minimum lease payments                                         3,623           29,541          33,164
Less interest                                                   (244)               0            (244)
                                                      --------------   --------------   -------------
                                                      $        3,379   $       29,541   $      32,920
                                                      ==============   ==============   =============

Current portion of obligations under leases           $        1,234   $          225   $       1,459
Long-term portion of obligations under leases                  2,145              158           2,303
                                                      --------------   --------------   -------------
Total obligation under leases                         $        3,379   $          383   $       3,762
                                                      ==============   ==============   =============

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.

NOTE 5 - DEBT

At July 31, 2005, we had a $10.0 million revolving credit facility, which expires on August 31, 2006. The credit facility bears interest at the bank's prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points. As of July 31, 2005, there were no borrowings under this credit facility.

On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately an additional 161,000 shares of our Common Stock from Safeguard Scientifics, Inc.

("Safeguard") and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. The outstanding balance of the bank note at July 31, 2005 was $6.8 million. Under the credit facility and bank note, we are required to maintain certain financial and non-financial covenants. The credit facility and bank note are collateralized by substantially all of our assets.

In connection with the acquisition of Newbridge on September 24, 2004, we assumed approximately $1.5 million of certain debt obligations. At July 31, 2005 the remaining outstanding balance of these obligations was $275,000, which is payable in equal monthly installments through May 2009.

For the years ended July 31, 2005, 2004 and 2003, we made cash payments for interest on our bank note, capital lease and other interest bearing obligations in the aggregate amount of approximately $581,000, $610,000 and $151,000, respectively.

Long-term debt consists of the following at July 31, 2005 and 2004 (in thousands):

                                                    2005           2004
                                                ------------   ------------
Bank term note                                  $      6,804   $     10,354
Newbridge debt                                           275              0
Less current portion of debt                          (3,617)        (3,550)
                                                ------------   ------------
                                                $      3,462   $      6,804
                                                ============   ============

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

We have authorized 1,000,000 shares of Preferred Stock, which our Board of Directors may issue with such preferences and rights as it may designate. As of July 31, 2005 and 2004, there were no issued or outstanding shares of Preferred Stock.

EMPLOYEE STOCK PURCHASE PLAN

During the year ended July 31, 1998, we adopted the Employee Stock Purchase Plan, which allowed eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of our Common Stock at 85% of the fair market value. The purchase price of Common Stock was based on the fair market value as of either the date the right was granted (first day of each semi-annual period), or the date it was exercised (last day of the semi-annual period), whichever had the lower fair market value. During the year ended July 31, 2005, we amended the Employee Stock Purchase Plan to allow the purchase of Common Stock at 95% of the fair market value at the exercise date. An aggregate of 600,000 shares of Common Stock has been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 2005 and 2004, we have issued approximately 447,000 and 416,000 shares under the plan, respectively.

STOCK OPTIONS

We provide equity incentives to employees and directors by means of incentive stock options and non-qualified stock options, which historically have been provided under various stock option plans. We now issue options from the 1997 Equity Compensation Plan. As of July 31, 2005, under this plan, we have reserved 4,500,000 shares for issuance of Common Stock pursuant to awards, of which a maximum of 1,000,000 shares may be used for grants of restricted stock, SARs and performance units. At July 31, 2005, approximately 985,000 shares were available for future grants.

Stock options generally vest over a period of four to five years. We may grant non-qualified stock options at an option price per share determined by the Board of Directors; however, the option price per share shall be equal to or greater than the fair market value on the date of grant. Options generally expire 10 years from the date of grant. Activity under all plans is summarized as follows (in thousands except per share amounts):

                                                                Weighted
                                         Outstanding            average
                                           options           exercise price
                                      ------------------   ------------------
Balance at July 31, 2002                           3,224     $           3.30
   Granted                                           590                 7.07
   Exercised                                        (347)                2.98
   Expired                                           (35)                3.62
                                      ------------------   ------------------
Balance at July 31, 2003                           3,432     $           3.97
   Granted                                           285                 6.44
   Exercised                                        (676)                2.64
   Expired                                           (24)                4.07
                                      ------------------   ------------------
Balance at July 31, 2004                           3,017     $           4.50
   Granted                                             0                    -
   Exercised                                        (277)                3.48
   Expired                                           (99)                4.83
                                      ------------------   ------------------
Balance at July 31, 2005                           2,641     $           4.60
                                      ==================   ==================

The following table summarizes information about employee stock options outstanding at July 31, 2005 (in thousands except per share amounts):

                                  Options Outstanding and Exercisable
                          ----------------------------------------------------
                                             Weighted      Weighted average
        Range of exercise     Number         average          remaining
              prices       outstanding    exercise price   contractual life
      ------------------------------------------------------------------------
      $0.58 to $0.87               61           $0.74           0.60
      $2.59 to $3.97            1,430           $3.45           4.83
      $4.25 to $5.91              545           $4.85           4.67
      $6.40 to $7.34              555           $6.92           7.62
      $13.50                       50          $13.50           7.00

WARRANTS

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

There were no warrants outstanding as of July 31, 2005 and 2004. During the year ended July 31, 2003, warrants to purchase approximately 188,000 shares of Common Stock were exercised with an exercise price per share of $0.03. In connection with the repurchase of our Common Stock from Safeguard in June 2003, we purchased warrants representing approximately 161,000 shares of Common Stock with an exercise price per share of $4.25.

RESTRICTED STOCK

In November 2003, the Compensation Committee of the Board of Directors granted 55,000 shares of restricted stock to certain executives. Based on the market value of our Common Stock, the restricted stock grant was valued at approximately $450,000. The restricted stock vests over seven years with acceleration of cumulative vesting to 25%, 50% and 100% in the first three years if specific performance goals are attained. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period. As of July 31, 2005 the performance goals were not attained.

In August 2004, the Compensation Committee of the Board of Directors granted 112,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock, this restricted stock grant was valued at approximately $821,000. The restricted stock vests over five years with acceleration of cumulative vesting to 50% and 100% in the first two years if specific performance goals are attained. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period. As of July 31, 2005 the performance goals were not attained.

In September 2004, we entered into employment agreements with several key employees of Newbridge. As a part of these agreements, the Compensation Committee of our Board of Directors granted an aggregate of 175,000 shares of restricted stock to those key Newbridge employees. Based on the market value of our Common Stock at the date of acquisition, this restricted stock grant was valued at $1.4 million. The restricted shares vest over seven years with 33%, 67% and 100% acceleration of cumulative vesting in the first three years if certain financial performance goals are achieved by Newbridge. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period. As of July 31, 2005 the performance goals were not attained.

Subsequent to July 31, 2005, the Compensation Committee of the Board of Directors granted 108,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock, this restricted stock grant was valued at approximately $758,000. The restricted stock vests ratably over five years. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period.

NOTE 7 - INCOME TAXES

Pretax income from continuing operations for the years ended July 31, 2005, 2004 and 2003 consisted of the following (in thousands):

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Income (loss) before taxes:
  Domestic                                              $      4,015   $     10,390   $      8,870
  Foreign                                                        (13)        (1,199)        (1,641)
                                                        ------------   ------------   ------------
                                                        $      4,002   $      9,191   $      7,229
                                                        ============   ============   ============

The provision for income taxes charged to operations was as follows (in thousands):

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Current tax expense:
  U.S. federal                                          $      1,085   $        916   $      1,136
  State, local and foreign                                       126            106            176
                                                        ------------   ------------   ------------
Total current                                                  1,211          1,022          1,312
                                                        ------------   ------------   ------------
Deferred tax expense:
  U.S. federal                                                   255          2,512          1,837
  State, local and foreign                                        30            291            135
                                                        ------------   ------------   ------------
Total deferred                                                   285          2,803          1,972
                                                        ------------   ------------   ------------
 Total provision                                        $      1,496   $      3,825   $      3,284
                                                        ============   ============   ============

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences (in thousands):

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Statutory U.S. tax expense                              $      1,361   $      3,125   $      2,451
Increase (decrease) in rates resulting from:
   Permanent differences                                          30             30             48
   State and local taxes (net)                                   102            262            207
   Valuation allowance                                             3            360            493
   Other                                                           0             48             85
                                                        ------------   ------------   ------------
Provision for income taxes                              $      1,496   $      3,825   $      3,284
                                                        ============   ============   ============

Deferred tax assets (liabilities) are composed of the following at July 31 (in thousands):

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Gross deferred tax assets:
   Deferred revenue                                     $        153   $        210   $        374
   Loss carryforwards                                          2,803          3,069          3,561
   Tax credit carryforwards                                      235            235            235
   Accounts receivable allowance                                  61             81            185
   Deferred lease costs                                          357            310            270
   Compensation expense related to stock
     Options and restricted stock                                122             58            263
   Other                                                         366            371            304
                                                        ------------   ------------   ------------
                                                               4,097          4,334          5,192
                                                        ------------   ------------   ------------
Gross deferred tax liabilities:
   Property and equipment                                       (590)        (1,189)          (538)
   Capitalized software                                       (5,136)        (4,572)        (3,690)
   Other                                                        (583)          (504)          (451)
                                                        ------------   ------------   ------------
                                                              (6,309)        (6,265)        (4,679)
                                                        ------------   ------------   ------------
   Net                                                        (2,212)        (1,931)           513
   Less valuation allowance                                   (2,796)        (2,792)        (2,433)
                                                        ------------   ------------   ------------
   Net deferred tax liability                           $     (5,008)  $     (4,723)  $     (1,920)
                                                        ============   ============   ============

At July 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $2.2 million that generally expire in the years ending 2012 through 2018. Due to ownership changes, a portion of our federal net operating loss and tax credit carryforwards are subject to an annual cumulative limitation. In any one year, approximately $205,000 of carryforwards may be utilized. We also had a foreign net operating loss carryforward of approximately $6.7 million. A valuation allowance against the entire foreign net operating loss carryforward has been established, as the realizability of this asset is uncertain.

At July 31, 2005, 2004 and 2003, $800,000 of the valuation allowance is related to deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill.

We have approximately $235,000 of general business tax credit carryforwards. Our tax credit carryforwards generally expire in the years ending 2009 through 2013.

Federal, state and foreign income taxes payments during the years ended July 31, 2005, 2004 and 2003 were approximately $178,000, $262,000 and $2.5 million, respectively.

During the third quarter of fiscal 2005, the Internal Revenue Service ("IRS") completed its examination of our tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. Although these proposed adjustments would increase our U.S. taxable income for 2002, we vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of July 31, 2005, we concluded that the potential loss was not probable. With respect to the tax year under audit, the potential exposure ranges between $0 and $360,000, excluding interest and penalties.

Subsequent to July 31, 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on the same issues identified for 2002. Similar to 2002, we disagree with these proposed adjustments and intend to contest these matters as appropriate. Although we again concluded that the potential loss is not probable, the potential exposure for this tax year ranges between $0 and $83,000, excluding interest and penalties.

Assurance cannot be given that these tax matters will be resolved in our favor in view of the inherent uncertainties involved in settlement initiatives and tax proceedings. Further, an unfavorable settlement may result in additional exposure for other open tax years. An unfavorable resolution of these tax matters may also have a material adverse impact on our consolidated financial position and results of operations.

NOTE 8 - RETIREMENT PLAN

We maintain a discretionary defined contribution 401(k) plan, as defined by the United States Internal Revenue Code, which allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by us as determined by our Board of Directors. Currently, we match an amount not to exceed 50% of the first 6% of the employee's compensation contributed as an elective deferral. Our matching contributions for the years ended July 31, 2005, 2004 and 2003 were approximately $741,000, $648,000 and $681,000, respectively.

NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

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

The table below presents information about reported segments for the years ended July 31 (in thousands):

                                                                    2005           2004           2003
                                                                ------------   ------------   ------------
Revenues:
       Software                                                 $     52,175   $     52,338   $     52,074
       ASP                                                            27,002         23,332         22,867
                                                                ------------   ------------   ------------
              Total revenues                                    $     79,177   $     75,670   $     74,941
                                                                ============   ============   ============

Software gross profit, net of product development costs         $     21,334   $     22,807   $     21,673
ASP gross profit                                                       2,807          4,309          3,341
Sales and marketing                                                  (11,781)       (11,167)       (11,339)
General and administrative                                            (7,961)        (6,523)        (6,419)
                                                                ------------   ------------   ------------
              Consolidated operating income                     $      4,399   $      9,426   $      7,256
                                                                ============   ============   ============

Revenue is based on the country in which the sales originated (i.e., where the legal subsidiary is domiciled). We have two geographic areas including North America and EMEA. Long-lived assets consist of net property plant and equipment, goodwill, capitalized software development costs and other intangibles. The following table presents sales and long-lived asset information by geographic area as of and for the years ended July 31 (in thousands):

                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Revenues:
       North America                                    $     72,775   $     70,673   $     71,009
       EMEA                                                    6,402          4,997          3,932
                                                        ------------   ------------   ------------
              Total revenues                            $    79,177    $     75,670   $     74,941
                                                        ============   ============   ============

Long - lived assets:
       North America                                    $     34,760   $     26,269   $     25,477
       EMEA                                                      385            492            558
                                                        ------------   ------------   ------------
              Total long - lived assets                 $     35,145   $     26,761   $     26,035
                                                        ============   ============   ============

NOTE 10 - MAJOR CUSTOMERS AND RELATED PARTY TRANSACTIONS

For the years ended July 31, 2005, 2004 and 2003, no customer accounted for greater than 10% of our total revenues.

Through December 31, 2002, one of the members of our Board of Directors served as President of the Production Systems Group at Xerox Corporation ("Xerox"). During the period August 1, 2002 through December 31, 2002, we paid Xerox approximately $875,000 for expenses related to various services agreements for the right to use equipment and associated maintenance. During the period August 1, 2002 through December 31, 2002, we recognized revenue from Xerox of approximately $128,000 related to the license of our products, maintenance fees and professional services consulting. Additionally, in December 2002, we entered into various capital lease arrangements with Xerox for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         First                Second               Third               Fourth
                                        Quarter               Quarter             Quarter              Quarter
                                   ------------------   ------------------   ------------------   ------------------
                                                        (in thousands except per share amounts)
2005:
Total revenues                     $          19,665    $          20,296    $          19,779    $          19,437
Gross profit                                   9,163                8,014                8,081                7,438
Operating income                               2,321                  853                  797                  428
Net income                                     1,407                  496                  468                  135
Net income per share:
    Basic                          $            0.13    $            0.05    $            0.04    $            0.01
    Diluted                        $            0.12    $            0.04    $            0.04    $            0.01


2004:
Total revenues                     $          18,905    $          19,639    $          18,510    $          18,616
Gross profit                                   9,085                9,362                7,771                8,872
Operating income                               2,503                2,719                1,413                2,791
Net income                                     1,449                1,607                  707                1,603
Net income per share:
    Basic                          $            0.15    $            0.16    $            0.07    $            0.15
    Diluted                        $            0.13    $            0.14    $            0.06    $            0.14

Net income per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income per share amounts for the quarters does not necessarily equal the year-to-date net income per share amounts.