Form 10-Q
period 2005-10-31
DOCUCORP INTERNATIONAL INC
filed 2005-12-07
CIK 1033864

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2005	Commission File Number: 000-23829
DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

5400 LBJ Freeway, Suite 300, Dallas, Texas	75240

(Address of principal executive offices)	(Zip Code)
(214) 891-6500

(Registrant’s telephone number including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 11,343,063 shares outstanding as of December 1, 2005.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
October 31, 2005

Docucorp International, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	October 31,	July 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$9,263	$8,381
Accounts receivable, net of allowance of $285 and $293, respectively	16,081	17,132
Current portion of deferred taxes	170	170
Income tax receivable	248	248
Other current assets	2,409	2,559

Total current assets	28,171	28,490
Property and equipment, net of accumulated depreciation of $21,147 and $20,122, respectively	9,608	10,261
Software development costs, net of accumulated amortization of $26,982 and $25,909, respectively	13,886	13,687
Goodwill	9,842	9,842
Identifiable intangibles, net of accumulated amortization of $161 and $113, respectively	859	907
Other assets	426	448

Total assets	$62,792	$63,635

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,824	$2,423
Accrued liabilities:
Accrued compensation	3,184	3,067
Other	1,413	1,491
Income taxes payable	101	403
Current portion of lease obligations	1,452	1,459
Current portion of long-term debt	3,618	3,617
Deferred revenue	10,584	11,479

Total current liabilities	23,176	23,939

Deferred taxes	5,271	5,178
Long-term lease obligations	1,924	2,303
Long-term debt	2,557	3,462
Other long-term liabilities	1,255	1,224

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	48,132	48,035
Treasury stock at cost, 5,253,953 and 5,458,912 shares, respectively	(29,207)	(30,347)
Retained earnings	12,814	12,268
Unearned compensation	(2,803)	(2,100)
Foreign currency translation adjustment	(493)	(493)

Total stockholders’ equity	28,609	27,529

Total liabilities and stockholders’ equity	$62,792	$63,635

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended
	October 31,
	2005	2004
Revenues
ASP hosting	$8,048	$6,050
Professional services	5,372	5,408
License	2,035	2,969
Maintenance	5,363	5,238

Total revenues	20,818	19,665

Cost of revenues
ASP hosting	7,360	5,037
Professional services	4,134	4,179
License	1,174	940
Maintenance	359	346

Total cost of revenues	13,027	10,502

Gross profit	7,791	9,163

Operating expenses
Product development	2,193	2,005
Sales and marketing	2,569	2,899
General and administrative	2,155	1,938

Total operating expenses	6,917	6,842

Operating income	874	2,321

Interest expense	(113)	(151)
Other income, net	106	119

Income before income taxes	867	2,289
Provision for income taxes	321	882

Net income	$546	$1,407

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(0)	(11)

Comprehensive income	$546	$1,396

Basic net income per share	$0.05	$0.13

Weighted average basic shares outstanding	10,900	10,507

Diluted net income per share	$0.05	$0.12

Weighted average diluted shares outstanding	11,505	11,435

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31,
	2005	2004
Cash flows from operating activities
Net income	$546	$1,407
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	169	63
Depreciation and amortization	1,067	946
Amortization of capitalized software	1,073	838
Gain on foreign currency	(23)	(22)
Provision for doubtful accounts	9	92
Deferred income taxes	73	0
Tax benefit related to stock option exercises	(93)	49
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,057	(630)
Decrease in other assets	172	177
Increase (decrease) in accounts payable	399	(1,425)
Increase in accrued liabilities	32	1,673
Increase (decrease) in income taxes payable	(209)	833
Decrease in deferred revenue	(900)	(1,837)
Increase (decrease) in other liabilities	30	(24)

Total adjustments	2,856	733

Net cash provided by operating activities	3,402	2,140

Cash flows from investing activities
Purchase of Newbridge	0	(2,481)
Purchase of property and equipment	(363)	(199)
Capitalized software development costs	(1,272)	(1,532)

Net cash used in investing activities	(1,635)	(4,212)

Cash flows from financing activities
Principal payments under capital lease obligations	(385)	(291)
Principal payments under debt obligations	(903)	(2,073)
Tax Benefit related to stock option exercises	93	0
Proceeds from exercise of stock options	292	59

Net cash used in financing activities	(903)	(2,305)

Effect of exchange rates on cash flows	18	1

Net increase (decrease) in cash and cash equivalents	882	(4,376)
Cash and cash equivalents at beginning of period	8,381	12,336

Cash and cash equivalents at end of period	$9,263	$7,960

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of presentation and summary of significant accounting policies
The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of October 31, 2005 and July 31, 2005, and for the three months ended October 31, 2005 and 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2005. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Accounts receivable
Accounts receivable is composed of billed and unbilled accounts receivable. Unbilled accounts receivable includes amounts recognized as revenue, primarily software license, which have not yet been billed in accordance with the contract terms.
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
Property and equipment, depreciation and amortization
Property and equipment are carried at cost, less accumulated depreciation and amortization. Software developed for internal use is accounted for in accordance with AICPA Statement of Position No. 98-1,

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation and amortization are computed over the estimated service lives using the straight-line method. Estimated service lives are as follows:

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
Business combinations and goodwill and intangible assets
Upon acquisition of a business, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management of the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill within our reportable units annually, during the third fiscal quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
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
Deferred revenue
Deferred revenue relates primarily to maintenance and support agreements that have been invoiced to customers prior to the performance of the related services. Maintenance and support services are generally billed annually in advance for services to be performed over a 12 month period. Maintenance and support provided under an initial software license contract is recorded as deferred revenue based on the VSOE of that maintenance, and is recognized over the term of the associated agreement.
Guarantees
In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are generally excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2005.
We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At October 31, 2005, we had no material product warranty liability. From time to time, in order to manage our customer relationships, we incur costs outside of our product warranty program. These costs are expensed as incurred.
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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
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
Net income per share
Our basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and the assumed proceeds on unvested restricted stock in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and unvested restricted stock will have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the options or calculated exercise price of the unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended
	October 31,
	2005	2004
Shares used in computing basic net income per share	10,900	10,507
Dilutive effect of stock options and unvested restricted stock	605	928

Shares used in computing diluted net income per share	11,505	11,435

At October 31, 2005, options to purchase 348,000 shares of Common Stock and 120,800 shares of unvested restricted stock at average exercise prices of $8.23 and $7.12 per share, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices and restricted stocks’ calculated exercise prices were greater than the average market price of the Common Stock for the period. At October 31, 2004, options to purchase 50,000 shares of

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
Common Stock at an average exercise price of $13.50 were anti-dilutive and not included in the computation of diluted net income per share.
Stock-based compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on a modified prospective basis beginning August 1, 2005 for stock-based compensation awards granted after that date or for unvested awards outstanding at that date. For the three months ended October 31, 2005, no stock-based compensation expense related to stock options was recorded with the adoption of SFAS 123R, since all outstanding stock options were fully vested at July 31, 2005 and because no stock options were granted during first quarter of fiscal 2006. Stock-based compensation expense of $169,000 and $63,000 for the three months ended October 31, 2005 and 2004, respectively, relates to restricted stock grants. Tax benefits from stock options exercises of $93,000 for the three months ended October 31, 2005 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. In the prior year period, the tax benefits from stock option exercises of $49,000 were reflected in cash provided by operating activities.
Prior to August 1, 2005, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For periods prior to August 1, 2005, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the pro forma effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

Three months ended
October 31,
2004
Net income as reported	$1,407
Less, stock-based compensation expense under fair value based methods, net of tax of $126	(201)

Pro forma net income	$1,206

Net income per share:
As reported
Basic	$0.13

Diluted	$0.12

Pro forma
Basic	$0.11

Diluted	$0.11

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
In August 2005, the Compensation Committee of the Board of Directors granted 108,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock at the date of grant, this restricted stock grant was valued at approximately $758,000. The restricted stock vests ratably over five years. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period.
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
Recently issued accounting guidance
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction with respect to income from certain U.S. manufacturing activities and provides a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the period ended October 31, 2005, we are continuing to evaluate the deduction for certain manufacturing activities which may impact our future consolidated financial statements. The reduction in tax associated with repatriated foreign earnings will not have an impact on our future consolidated financial statements.
Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principals Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
Note 2 — Business segments
As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of initial software license sales, professional services consulting derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three months ended October 31, 2005 and 2004 (in thousands):

	Three months ended
	October 31,
	2005	2004
Revenues:
Software	$12,770	$13,615
ASP hosting	8,048	6,050

Total revenues	$20,818	$19,665

Software gross profit, net of product development costs	$4,910	$6,145
ASP gross profit	688	1,013
Sales and marketing	(2,569)	(2,899)
General and administrative	(2,155)	(1,938)

Consolidated operating income	$874	$2,321

Note 3 — Commitments and contingencies
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of October 31, 2005, we concluded that the potential loss was not probable. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, are forward-looking statements. Such statements are subject to certain risks and uncertainties, which include, but are not limited to, the economy, dependence upon the insurance and utilities industries, technological advances, attraction and retention of technical employees, effect of business acquisitions, fluctuations in operating results and the other risk factors and cautionary statements included from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
Overview
Docucorp International, Inc. (“Docucorp”) develops, markets and supports Customer Communication Management (CCM) solutions via a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle — from acquisition of the first raw data point to final delivery of personalized information to the customer.
Our software products support leading hardware platforms, operating systems, printers and imaging systems. These products are designed to personalize, produce and manage documents such as insurance policies, utility statements, telephone bills, bank and mutual fund statements, invoices, health care provider directories, correspondence, bills of lading and other customer-oriented documents. Our ASP hosting offerings include customer statement and bill generation, electronic bill presentment and payment, insurance policy production, health care provider directory generation, disaster recovery and electronic document archival.
Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 managing general agents (MGAs). Many of the largest North American health care and utility companies as well as major international financial services institutions use our products and services.
We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of transactional fees earned from customers who outsource the production of customer statements, insurance policies, utility statements and health care provider directories. Professional services revenue includes fees for implementation, integration, training and consulting services. Software license revenue is generally derived from the sale of perpetual licenses of software products. Maintenance revenue consists primarily of annual software maintenance and support agreements.
As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of initial software license sales, professional services derived from implementation and integration of our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.
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
During the quarter, we focused on improving profitability. While our net income was below the same period a year ago, we achieved significant improvement when compared to the fourth quarter of fiscal 2005. Our net income for the first quarter of fiscal 2006 was $546,000, or $0.05 per diluted share, compared to the fourth quarter net income of $135,000, or $0.01 per diluted share. Our revenues grew to a record $20.8 million, representing a 7% increase over the fourth quarter of fiscal 2005 revenues. Sequential increases in ASP hosting, professional services and maintenance revenues and margins were partially offset by lower license revenue and margin. In addition, reductions in sales and marketing expenses and fluctuations in foreign exchange rates also favorably impacted net income compared to the preceding quarter.
Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2005.
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
Revenue recognition
We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and ASP hosting services. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.
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
Business combinations
Upon acquisition of a business, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from valuation specialists and the management of the acquired company. These estimates can include, but are not limited to, appraisals by valuation specialists, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
Valuation of long-lived and intangible assets and goodwill
We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived assets is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” annually, during the third fiscal quarter, and whenever events and circumstances indicate that an impairment might be present. Our impairment analysis for our existing goodwill utilizes various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment has been recognized to date; however, if our estimates of cash flow or other factors adversely change, an impairment charge might be recorded in the future.
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
Historical Operating Results
The following table sets forth selected unaudited interim consolidated statements of operations data expressed in dollars and as a percentage of total revenues for the periods indicated (dollars in thousands):

	Three months ended
	October 31,
	2005	2004
Revenues
ASP hosting	$8,048	$6,050
Professional services	5,372	5,408
License	2,035	2,969
Maintenance	5,363	5,238

Total revenues	20,818	19,665

Cost of revenues
ASP hosting	7,360	5,037
Professional services	4,134	4,179
License	1,174	940
Maintenance	359	346

Total cost of revenues	13,027	10,502

Gross profit	7,791	9,163

Operating expenses
Product development	2,193	2,005
Sales and marketing	2,569	2,899
General and administrative	2,155	1,938

Total operating expenses	6,917	6,842

Operating income	874	2,321

Interest expense	(113)	(151)
Other income, net	106	119

Income before income taxes	867	2,289
Provision for income taxes	321	882

Net income	$546	$1,407

Percent relationship to total revenues:

	Three months ended
	October 31,
	2005	2004
Revenues
ASP hosting	38%	31%
Professional services	26	27
License	10	15
Maintenance	26	27

Total revenues	100	100

Cost of revenues
ASP hosting	35	25
Professional services	20	21
License	6	5
Maintenance	2	2

Total cost of revenues	63	53

Gross Profit	37	47

Operating expenses
Product development	11	10
Sales and marketing	12	15
General and administrative	10	10

Total operating expenses	33	35

Operating income	4	12
Interest expense	(1)	(1)
Other income, net	1	1

Income before income taxes	4	12
Provision for income taxes	1	5

Net income	3%	7%

Comparative analysis of quarterly results for the three months ended October 31, 2005 and 2004
Revenues
Total revenues increased 6%, or $1.2 million, for the three months ended October 31, 2005, due primarily to an increase in ASP hosting revenue, partially offset by a decrease in license revenue. For the three months ended October 31, 2005, maintenance revenue increased 2% and professional services revenue was relatively consistent with the same period of the prior year. ASP hosting revenue of $8.0 million increased 33% for the three months ended October 31, 2005, primarily due to revenue generated in the health care industry as a result of the Newbridge acquisition completed on September 24, 2004 and a new contract in the utility industry with Capgemini that began during the fourth quarter of fiscal 2005. These increases were partially offset by a 31%, or $934,000, decline in license sales primarily attributable to lower financial services software sales.

Cost of revenues
Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. Cost of ASP hosting revenue of $7.4 million increased 46% for the three months ended October 31, 2005, primarily due to the additional expenses associated with Newbridge and the Capgemini contract. In addition, postage and supplies expenses increased due to the increase in revenue. For the three months ended October 31, 2005 and 2004, cost of ASP hosting revenue represented 91% and 83% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is primarily due to the currently lower margins associated with our Newbridge operations and Capgemini contract and lower utilization of equipment, facilities and personnel. Also contributing to the increase in costs as a percent of revenue was the loss of certain high margin accounts primarily due to a customer being acquired by a company with print facilities of their own and pricing pressures on contract renewals. We expect the variable components of cost of ASP hosting revenue will continue to increase as ASP hosting revenue increases.
Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. For the three months ended October 31, 2005, cost of professional services revenue was relatively consistent with the prior year. For both the three months ended October 31, 2005 and 2004, cost of professional services revenue represented 77% of professional services revenues. We expect the cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.
Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three months ended October 31, 2005, cost of license revenue increased 25% to $1.2 million, primarily due to the addition of amortization expense related to new products recently introduced to the marketplace. For the three months ended October 31, 2005 and 2004, cost of license revenue represented 58% and 32% of license revenue, respectively. The increase in costs as a percent of license revenue is due to lower software license sales during the first quarter of fiscal 2006 and increased software amortization expense. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available.
Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue increased 4%, or $13,000, for the three months ended October 31, 2005. For each of the three months ended October 31, 2005 and 2004, cost of maintenance revenue represented approximately 7% of maintenance revenue. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.
Operating expenses
Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three months ended October 31, 2005, product development expense increased 9%, or $188,000, primarily due to a decrease in capitalization of software development costs.
Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three months ended October 31, 2005, sales and marketing expense decreased 11%, or $330,000, primarily due to a decrease in salaries and personnel related costs as a result of a reduction in our sales headcount and a decrease in incentive compensation associated with the lower license revenue.
General and administrative. General and administrative expense consists primarily of salary and personnel related costs for accounting, human resources, legal and information technology, as well as outside legal, accounting and other services. General and administrative expense increased 11% to $2.2 million for the three months ended October 31, 2005, primarily due to increases in audit and Sarbanes-Oxley compliance related costs.
Interest expense
For the three months ended October 31, 2005, interest expense decreased $38,000, primarily due to principal payments made to reduce our outstanding bank debt.
Other income, net
Other income, net decreased $13,000 for the first quarter ended October 31, 2005, primarily due to fluctuations in foreign currency exchange rates, partially offset by an increase in interest income.
Provision for income taxes
The effective tax rate for the three months ended October 31, 2005 and 2004 was 37% and 38.5%, respectively. For the first quarter, the rate differs from the federal statutory rate due primarily to the state tax accrual rate and certain recurring permanent differences. We expect our effective rate for fiscal 2006 to be consistent with fiscal 2005.
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of October 31, 2005, we concluded that the potential loss was not probable. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties.
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
Net income
Net income decreased 61%, or $861,000, for the first quarter ended October 31, 2005 due primarily to lower license revenue and lower operating margins in our ASP business.
Liquidity and Capital Resources
At October 31, 2005, our principal sources of liquidity consisted of cash and cash equivalents of $9.3 million and our revolving credit facility, which had available borrowings of $10 million. Cash and cash equivalents for the three months ended October 31, 2005, increased $882,000 from $8.4 million at July 31, 2005.

Cash provided by operating activities was $3.4 million and $2.1 million for the three months ended October 31, 2005 and 2004, respectively. Significant changes in assets and liabilities for the three months ended October 31, 2005 that impacted cash flow from operations included a decrease in accounts receivable of $1.1 million primarily due to improved collections and a decrease in deferred revenue of $900,000 mainly due to seasonality in our billing of annual maintenance and support contracts.
During the three months ended October 31, 2005 and 2004, cash used in investing activities was $1.6 million and $4.2 million, respectively. Cash used for the purchase of property and equipment was $363,000 and $199,000 for the three months ended October 31, 2005 and 2004, respectively. Cash used in the investment of capitalized software development costs was $1.3 million and $1.5 million for the three months ended October 31, 2005 and 2004, respectively. For the three months ended October 31, 2004, we used $2.5 million of cash to acquire the assets of Newbridge.
Cash used in financing activities was $903,000 and $2.3 million for the three months ended October 31, 2005 and 2004, respectively. Cash used in financing activities during the three months ended October 31, 2005, primarily related to principal payments made under our debt obligations and capital leases, partially offset by proceeds received from the exercise of stock options of $292,000. The $2.3 million of cash used in financing activities during the three months ended October 31, 2004, primarily related to the payments made under the assumed debt obligations of Newbridge of $1.2 million and our bank term note of $887,000.
In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007.
With the acquisition of Newbridge in September 2004, we assumed several capital lease obligations in the aggregate amount of $2.3 million. These leases require monthly payments of principal and interest of approximately $52,000 and expire at varying dates over the next three years.
On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 of additional shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $5.9 million was outstanding at October 31, 2005. The bank term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.
As of October 31, 2005, we held approximately 5,254,000 shares of treasury stock at an average per share cost of $5.56. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,366,000 shares of stock at an average purchase price of $5.37. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value; however, we have not made any repurchases of stock since the Safeguard transaction in June 2003.
Working capital was $5.0 million at October 31, 2005, compared with $4.6 million at July 31, 2005. The increase in working capital of $444,000 was primarily due to the decrease in current liabilities of $763,000 as our deferred revenue balance decreased approximately $900,000 due to seasonality in our billing of annual maintenance and support contracts, partially offset by a decrease in current assets of $319,000.
At October 31, 2005, we had a $10 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of October 31, 2005, there were no borrowings under this credit facility. Under our bank term note and credit facility, we are required to maintain certain financial and non-financial covenants.

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
We currently anticipate that existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to satisfy our operating cash needs for the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $5.9 million as of October 31, 2005.
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
For the three months ended October 31, 2005 and 2004, 6% and 7%, respectively, of our revenues were denominated in British pounds. For the three months ended October 31, 2005 and 2004, 7% and 8% of our costs of revenue and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.
Item 4. Controls and Procedures
Our management, with participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 12a-15(e) of the Securities Exchange Act of 1934) as of October 31, 2005. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of October 31, 2005, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Docucorp in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls that occurred during the period ended October 31, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.
Item 6. Exhibits
31.1	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc.
(Registrant)

/s/ Michael D. Andereck	Date December 7, 2005

Michael D. Andereck
President and Chief Executive Officer