Form 10-Q
period 2006-01-31
DOCUCORP INTERNATIONAL INC
filed 2006-03-10
CIK 1033864

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: January 31, 2006
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
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
             Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 11,066,964 shares outstanding as of March 6, 2006.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
January 31, 2006

Docucorp International, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	January 31,	July 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,035	$8,381
Accounts receivable, net of allowance of $377 and $293, respectively	17,350	17,132
Current portion of deferred taxes	170	170
Income tax receivable	248	248
Other current assets	2,368	2,559

Total current assets	31,171	28,490

Property and equipment, net of accumulated depreciation of $22,113 and $20,122, respectively	9,506	10,261
Software development costs, net of accumulated amortization of $28,028 and $25,909, respectively	13,983	13,687
Goodwill	9,842	9,842
Identifiable intangibles, net of accumulated amortization of $207 and $113, respectively	813	907
Other assets	439	448

Total assets	$65,754	$63,635

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,506	$2,423
Accrued liabilities:
Accrued compensation	3,533	3,067
Other	1,413	1,491
Income taxes payable	287	403
Current portion of lease obligations	1,450	1,459
Current portion of long-term debt	3,619	3,617
Deferred revenue	11,970	11,479

Total current liabilities	25,778	23,939

Deferred taxes	5,271	5,178
Long-term lease obligations	1,555	2,303
Long-term debt	1,652	3,462
Other long-term liabilities	1,452	1,224

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	48,116	48,035
Treasury stock at cost, 5,234,373 and 5,458,912 shares, respectively	(29,098)	(30,347)
Retained earnings	13,991	12,268
Unearned compensation	(2,636)	(2,100)
Foreign currency translation adjustment	(493)	(493)

Total stockholders’ equity	30,046	27,529

Total liabilities and stockholders’ equity	$65,754	$63,635

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues
ASP hosting	$8,907	$7,541	$16,955	$13,591
Professional services	5,461	5,573	10,833	10,981
License	2,491	1,702	4,526	4,671
Maintenance	5,564	5,479	10,927	10,717

Total revenues	22,423	20,295	43,241	39,960

Cost of revenues
ASP hosting	7,746	6,730	15,106	11,767
Professional services	4,254	4,153	8,387	8,332
License	1,153	1,017	2,327	1,958
Maintenance	341	382	701	727

Total cost of revenues	13,494	12,282	26,521	22,784

Gross profit	8,929	8,013	16,720	17,176

Operating expenses
Product development	2,306	2,220	4,499	4,224
Sales and marketing	2,717	2,878	5,286	5,777
General and administrative	2,011	2,063	4,166	4,002

Total operating expenses	7,034	7,161	13,951	14,003

Income from operations	1,895	852	2,769	3,173

Interest expense	(99)	(172)	(211)	(323)
Other income, net	72	125	177	244

Income before income taxes	1,868	805	2,735	3,094
Provision for income taxes	691	309	1,012	1,191

Net income	$1,177	$496	$1,723	$1,903

Other comprehensive income:
Foreign currency translation adjustment, net of tax	0	(45)	0	(56)

Comprehensive income	$1,177	$451	$1,723	$1,847

Basic net income per share	$0.11	$0.05	$0.16	$0.18

Weighted average basic shares outstanding	10,974	10,580	10,937	10,543

Diluted net income per share	$0.10	$0.04	$0.15	$0.17

Weighted average diluted shares outstanding	11,506	11,626	11,505	11,531

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31,
	2006	2005
Cash flows from operating activities
Net income	$1,723	$1,903
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	336	163
Depreciation and amortization	2,133	2,001
Amortization of capitalized software	2,119	1,787
Gain on foreign currency	(13)	(111)
Provision for doubtful accounts	62	145
Deferred income taxes	73	0
Tax benefit related to stock option exercises	(110)	292
Changes in assets and liabilities:
Increase in accounts receivable	(270)	(1,596)
Decrease in other assets	201	634
Increase (decrease) in accounts payable	1,081	(1,064)
Increase in accrued liabilities	382	852
Increase (decrease) in income taxes payable	(6)	899
Increase (decrease) in deferred revenue	487	(983)
Increase (decrease) in other liabilities	227	(125)

Total adjustments	6,702	2,894

Net cash provided by operating activities	8,425	4,797

Cash flows from investing activities
Purchase of Newbridge	0	(2,495)
Proceeds from the sale of property and equipment	70	0
Purchase of property and equipment	(1,351)	(911)
Capitalized software development costs	(2,415)	(2,748)

Net cash used in investing activities	(3,696)	(6,154)

Cash flows from financing activities
Principal payments under capital lease obligations	(755)	(557)
Principal payments under debt obligations	(1,808)	(2,975)
Tax benefit related to stock option exercises	110	0
Proceeds from exercise of stock options	317	338
Proceeds from stock issued under Employee Stock Purchase Plan	51	102

Net cash used in financing activities	(2,085)	(3,092)

Effect of exchange rates on cash flows	10	(1)

Net increase (decrease) in cash and cash equivalents	2,654	(4,450)
Cash and cash equivalents at beginning of period	8,381	12,336

Cash and cash equivalents at end of period	$11,035	$7,886

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of presentation and summary of significant accounting policies
The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of January 31, 2006 and July 31, 2005, and for the three and six months ended January 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2005. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended January 31, 2006 are not necessarily indicative of the results to be expected for the year. Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue recognition
We derive our revenues from the sale of software licenses, annual software maintenance and support agreements, professional services and application service provider (“ASP”) hosting services. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when a contract exists, the fee is fixed or determinable, delivery has occurred and collection of the receivable is deemed probable.
We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. As a result, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to unspecified upgrades, updates and enhancements on a when and if available basis, as well as telephone support and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.
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
Professional services revenue includes implementation, integration, training and consulting services relating to new software license sales and consulting with existing customers to provide additional

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
services. For new software license sales that are sold with installation services, the residual method is applied, whereby the fair value of the services element is deferred along with the fair value of the maintenance and support, with the residual value of the contract recognized as license revenue. The services offered are not essential to the functionality of the software. Professional services revenue is generally billed on a time and material basis and is recognized as the services are performed.
Professional services revenue derived from the installation and integration of software packages under a fixed price contract is recognized on a percentage-of-completion basis measured by the relationship of hours worked to total estimated contract hours. We follow this method because reasonably dependable estimates of the revenue and contract hours applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends upon estimates which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue recognition and net income, and unfavorable changes in estimates result in a reduction of recognized revenue and net income. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.
Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one to five years in duration and provide for monthly billing based on transaction volume or contract minimums. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.
Cash equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value.
Accounts receivable
Accounts receivable is composed of billed and unbilled accounts receivable. Unbilled accounts receivable includes amounts recognized as revenue, primarily software license, for which the payments are not yet due and therefore, have not yet been billed.
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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
Impairment of long-lived assets
We have evaluated our long-lived assets for impairment, and will continue to do so as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. If facts or circumstances support the possibility of impairment, we prepare a projection of future operating cash flows, undiscounted and without interest. If, based on this projection, we do not expect to recover our carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.
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
Guarantees
In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are generally excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2006.
We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At January 31, 2006, we had no material product warranty liability.
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
Translation of foreign currencies

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
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
Net income per share
Our basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and the assumed proceeds on unvested restricted stock in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and unvested restricted stock have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the options or calculated exercise price of the unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Shares used in computing basic net income per share	10,974	10,580	10,937	10,543
Dilutive effect of stock options and unvested restricted stock	532	1,046	568	988

Shares used in computing diluted net income per share	11,506	11,626	11,505	11,531

At January 31, 2006, options to purchase 577,600 shares of Common Stock and 372,300 shares of unvested restricted stock at average exercise prices of $7.48 and $7.12 per share, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the stock options’

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
exercise prices and restricted stocks’ calculated exercise prices were greater than the average market price of the Common Stock for the period. At January 31, 2005, options to purchase 50,000 shares of Common Stock at an average exercise price of $13.50 were anti-dilutive and not included in the computation of diluted net income per share.
Stock-based compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on a modified prospective basis beginning August 1, 2005 for stock-based compensation awards granted after that date or for unvested awards outstanding at that date. For the six months ended January 31, 2006, no stock-based compensation expense related to stock options was recorded with the adoption of SFAS 123R, since all outstanding stock options were fully vested at July 31, 2005 and no stock options have been granted during fiscal 2006. Stock-based compensation expense of $336,000 and $163,000 for the six months ended January 31, 2006 and 2005, respectively, relates to restricted stock grants. Tax benefits from stock option exercises of $110,000 for the six months ended January 31, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. In the prior year period, the tax benefits from stock option exercises of $292,000 were reflected as a cash inflow to cash provided by operating activities.
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

	Three months ended	Six months ended
	January 31, 2005	January 31, 2005
Net income as reported	$496	$1,903
Less, stock-based compensation expense under fair value based methods, net of tax benefit of $125 and $252, respectively	(201)	(402)

Pro forma net income	$295	$1,501

Net income per share:
As reported
Basic	$0.05	$0.18

Diluted	$0.04	$0.17

Pro forma
Basic	$0.03	$0.14

Diluted	$0.03	$0.13

     In August 2005, the Compensation Committee of the Board of Directors granted 108,500 shares of restricted stock to certain executive officers and directors. Based on the market value of our Common Stock at the date of grant, this restricted stock grant was valued at approximately $758,000. The

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
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
Recently issued accounting guidance
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction with respect to income from certain U.S. manufacturing activities and provides a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the period ended January 31, 2006, we are continuing to evaluate the deduction for certain manufacturing activities, which may impact our future consolidated financial statements. The reduction in tax associated with repatriated foreign earnings will not have an impact on our future consolidated financial statements.
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
Note 2 — Business segments

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of software license sales, professional services consulting related to our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and six months ended January 31, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues:
Software	$13,516	$12,754	$26,286	$26,369
ASP hosting	8,907	7,541	16,955	13,591

Total revenues	$22,423	$20,295	$43,241	$39,960

Software gross profit, net of product development costs	$5,462	$4,982	$10,372	$11,128
ASP hosting gross profit	1,161	811	1,849	1,824
Sales and marketing	(2,717)	(2,878)	(5,286)	(5,777)
General and administrative	(2,011)	(2,063)	(4,166)	(4,002)

Total operating income	$1,895	$852	$2,769	$3,173

Note 3 — Commitments and contingencies
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments, thereby requesting an appeals conference with the IRS Office of Appeals. As of January 31, 2006, we concluded that the potential loss was not probable.
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
Note 4 — Subsequent event
On February 14, 2006, we repurchased 392,841 shares of our Common Stock in a private transaction. The purchase price was $6.00 per share and was funded with available cash on hand. The purchase represented approximately 3.5% of our outstanding common stock on February 14, 2006. Since inception

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,759,000 shares of stock at an average purchase price of $5.39. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

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
Overview
Docucorp International, Inc. (“Docucorp”) develops, markets and supports Customer Communication Management (CCM) solutions via a portfolio of proprietary information software, application service provider hosting (“ASP”) and professional services that enables companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle — from acquisition of the first raw data point to final delivery of personalized information to the customer.
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
Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 managing general agents. Many of the largest North American health care and utility companies as well as major international financial services institutions use our products and services.
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
As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of software license sales, professional services consulting related to our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.
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
We have continued to focus on improving profitability. We have achieved significant improvements when compared to the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. Over the last two quarters, we have experienced sequential increases in maintenance revenue, professional services revenue and ASP revenue. These increases produced record revenue for the quarter of $22.4 million, a 10% increase over the same period of the prior year. In addition, ASP margins, operating income and earnings per share have also increased sequentially over the last two quarters. Consistent with past experience, our second quarter financial results were favorably impacted by seasonal business in our ASP operations. Certain ASP customers have additional processing volumes in our second fiscal quarter due to calendar year-end processing requirements. We will continue to direct our efforts to improving profitability and increasing revenues; however, there can be no assurance that our recent results are indicative of future performance.
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
We use the residual method to recognize revenue from the sale of software licenses that are bundled with maintenance and support. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining value of the contract is recognized as revenue. Fair value of an element is based on vendor-specific objective evidence (“VSOE”). VSOE is based on the price charged when the same element is sold separately. We do not generally sell software licenses without selling maintenance and support for the licensed software. As a result, we have established VSOE only for the undelivered element(s) included in a multi-element arrangement. VSOE for maintenance and support is based upon prices customers pay to renew maintenance and support agreements. After expiration of the initial maintenance term, maintenance and support agreements are renewable on an annual basis and include rights to unspecified upgrades, updates and enhancements on a when and if available basis, as well as telephone support and bug fixes. Revenue generated from maintenance and support is recognized ratably over the maintenance term of the agreement. We record deferred revenue for maintenance amounts invoiced prior to the performance of the related services.
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
Professional services revenue includes implementation, integration, training and consulting services relating to new software license sales and consulting with existing customers to provide additional services. For new software license sales that are sold with installation services, the residual method is applied, whereby the fair value of the services element is deferred along with the fair value of the maintenance and support, with the residual value of the contract recognized as license revenue. The services offered are not essential to the functionality of the software. Professional services revenue is generally billed on a time and material basis and is recognized as the services are performed.
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
Revenue from our ASP hosting operations is recognized in accordance with SAB 104, generally on a per transaction basis. ASP hosting agreements are generally one to five years in duration and provide for monthly billing based on transaction volume or contract minimums. Revenue related to the customer’s initial set up and implementation is deferred and subsequently recognized over the expected term of the ASP hosting agreement.
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

Historical Operating Results
The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues
ASP hosting	40%	37%	39%	34%
Professional services	24	28	25	27
License	11	8	11	12
Maintenance	25	27	25	27

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	35	33	35	29
Professional services	19	21	19	21
License	5	5	5	5
Maintenance	1	2	2	2

Total cost of revenues	60	61	61	57

Gross Profit	40	39	39	43

Operating expenses
Product development	10	11	10	11
Sales and marketing	12	14	12	14
General and administrative	9	10	10	10

Total operating expenses	31	35	32	35

Operating income	9	4	6	8
Interest expense	(1)	(1)	(1)	(1)
Other income, net	0	1	1	1

Income before income taxes	8	4	6	8
Provision for income taxes	3	2	2	3

Net income	5%	2%	4%	5%

Comparative analysis of results for the three and six months ended January 31, 2006 and 2005
Revenues
The following table summarizes revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	% change	2006	2005	% change

ASP hosting	$8,907	$7,541	18%	$16,955	$13,591	25%
Professional services	5,461	5,573	(2)	10,833	10,981	(1)
License	2,491	1,702	46	4,526	4,671	(3)
Maintenance	5,563	5,479	2	10,927	10,717	2

Total revenues	$22,423	$20,295	10%	$43,241	$39,960	8%

Total revenues increased 10% and 8% for the three and six months ended January 31, 2006, respectively, primarily due to the increase in ASP revenue. ASP revenue increased 18% and 25% for the three and six months ended January 31, 2006, respectively. The addition of the Capgemini contract during the fourth quarter of fiscal 2005 accounted for 42% and 34%, respectively, of these increases. Further, an existing utility customer expanded its business processing which represented 52% and 35% of the increase in the ASP revenue for the three and six months ended January 31, 2006, respectively. License revenue increased 46% for the three months ended January 31, 2006 primarily as a result of increased sales in the financial services market, while on a year-to-date basis, license revenue decreased 3%. Maintenance revenue also contributed to the growth in revenue increasing 2% for both the three and six months ended January 31, 2006; however, the slight decline in professional services revenue for the same periods partially offset these increases.
Cost of revenues
The following table summarizes cost of revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	% change	2006	2005	% change

ASP hosting	$7,746	$6,730	15%	$15,106	$11,767	28%
Professional services	4,254	4,153	2	8,387	8,332	1
License	1,153	1,017	13	2,327	1,958	19
Maintenance	341	382	(11)	701	727	(4)

Total cost of revenues	$13,494	$12,282	10%	$26,521	$22,784	16%

Cost of ASP hosting revenue. Cost of ASP revenue is comprised primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP centers. The increase in cost for the three and six months ended January 31, 2006 was primarily due to an increase in variable costs associated with the increase in ASP revenue. The variable components of cost of ASP revenue are expected to increase as ASP revenue increases. For the three months ended January 31, 2006 and 2005, cost of ASP revenue represented 87% and 89% of ASP revenue, respectively. This decrease in cost as a percentage of ASP revenue was primarily due to increased processing revenue. Consistent with past experience, cost of ASP revenue as a percent of ASP revenue was favorably impacted in the second quarter due to seasonal processing business.
Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue increased slightly for the three and six months ended January 31, 2006. For the three months ended January 31, 2006 and 2005, cost of professional services revenue represented 78% and 75% of professional services revenue, respectively. For the six months ended January 31, 2006 and 2005, cost of professional services revenue represented 77% and 76% of professional services revenue, respectively. The increase in costs as a percentage of professional services revenue was primarily due to a decrease in revenue generated by our European services organization. We expect cost of professional services revenue to increase as professional services activities and revenue increase. We expect our cost of professional services revenue as a percentage of professional services revenue to be negatively impacted by our bi-annual user group conference, which is scheduled to be held in March 2006.
Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three and six months ended January 31, 2006, cost of license revenue increased 13% and 19%, respectively, primarily due to additional amortization expense related to new products introduced to the marketplace during the last twelve months. For the three months ended January 31, 2006 and 2005, cost of license revenue represented 46% and 60% of license revenue, respectively. This decrease in costs as a percentage of license revenue was primarily due to the increase in license revenue during the current quarter. For the six months ended January 31, 2006 and 2005, cost of license revenue represented 51% and 42% of license revenue, respectively. This increase in costs as a percentage of license revenue was primarily due to a 19% increase in amortization expense and a 3% decrease in license revenue. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available.
Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased 11% or $41,000, and 4% or $26,000, for the three and six months ended January 31, 2006 and 2005, respectively. For the three months ended January 31, 2006 and 2005, cost of maintenance revenue represented 6% and 7%, respectively, of maintenance revenue. For both the six months ended January 31, 2006 and 2005, cost of maintenance revenue represented 7% of maintenance revenue. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.
Operating expenses
The following table summarizes operating expenses (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	% change	2006	2005	% change

Product development	$2,306	$2,220	4%	$4,499	$4,224	7%
Sales and marketing	2,717	2,878	(6)	5,286	5,777	(8)
General and administrative	2,011	2,063	(3)	4,166	4,002	4

Total operating expenses	$7,034	$7,161	(2)%	$13,951	$14,003	0%

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. Product development expenses increased 4% for the three months ended January 31, 2006, primarily due to an increase in incentive compensation. The 7% increase for the six months ended January 31, 2006 is largely due to a decrease in capitalization of software development costs.
Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three and six months ended January 31, 2006, sales and marketing expense decreased 6% and 8%, respectively, primarily due to a decrease in salaries and personnel related costs as a result of a reduction in staffing levels within our sales organization.
General and administrative. General and administrative expense consists of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense decreased 3% for the three months ended January 31, 2006 mainly due to prior year costs associated with Sarbanes-Oxley compliance. For the six months ended January 31, 2006, general and administrative expenses increased 4%, primarily due to an increase in professional fees for outside legal and accounting services.
Interest expense
Interest expense consists of interest incurred on our term note and capital leases. For the three and six months ended January 31, 2006, interest expense decreased $73,000, and $112,000, respectively, due to lower debt balances resulting from scheduled payments over the last twelve months.
Other income, net
Other income, net consists primarily of interest income and foreign exchange rate gains or losses. Other income, net decreased $53,000 and $67,000 for the three and six months ended January 31, 2006, respectively, primarily due to fluctuations in the foreign exchange rate.
Provision for income taxes
The effective tax rate for both the three and six months ended January 31, 2006 and 2005 was 37% and 38.5%, respectively. For the current year, the rate differs from the federal statutory rate due primarily to the state tax accrual rate and certain recurring permanent differences. We expect our effective rate for fiscal 2006 to be consistent with the annual effective rate for fiscal 2005.
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of January 31, 2006, we concluded that the potential loss was not probable.
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
Liquidity and Capital Resources
At January 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $11.0 million and our $10 million revolving credit facility. Cash and cash equivalents for the six months ended January 31, 2006, increased $2.6 million from $8.4 million at July 31, 2005, primarily due to our operating results for the current year and improved working capital management.
Cash provided by operating activities was $8.4 million and $4.8 million for the six months ended January 31, 2006 and 2005, respectively. Significant changes in assets and liabilities for the six months ended January 31, 2006 that impacted cash flow from operations include an increase in accounts payable of $1.1 million due to the timing of cash disbursements in the ordinary course of business and an increase in deferred revenue of $487,000 due primarily to the billing of annual maintenance and support for calendar year contracts. In addition, we have focused attention on accelerating the collection of accounts receivable. For the six months ended January 31, 2006, our days sales outstanding has improved 13 days, primarily as a result of these heightened collection efforts.

During the six months ended January 31, 2006 and 2005, cash used in investing activities was $3.7 million and $6.2 million, respectively. For the six months ended January 31, 2006 and 2005, cash used for the purchase of property and equipment was $1.4 million and $911,000, respectively. During the three months ended January 31, 2006, we purchased two large printers for an aggregate of approximately $670,000 to be utilized in our ASP operations. Cash used in the investment of capitalized software development costs was $2.4 million and $2.7 million for the six months ended January 31, 2006 and 2005, respectively.
Cash used in financing activities was $2.1 million and $3.1 million for the six months ended January 31, 2006 and 2005, respectively. Cash used in financing activities during the six months ended January 31, 2006, primarily related to payments under our bank note of $1.8 million and payments under capital lease obligations of $755,000. The $3.1 million of cash used in financing activities during the six months ended January 31, 2005, related to payments under our bank note of $1.8 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $557,000.
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
On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 of additional shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $5.0 million was outstanding at January 31, 2006. The bank term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.
As of January 31, 2006, we held approximately 5,234,000 shares of treasury stock at an average per share cost of $5.56. On February 14, 2006, we repurchased 392,841 shares of our Common Stock in a private transaction. The purchase price was $6.00 per share and was funded with available cash on hand. The purchase represented approximately 3.5% of our outstanding common stock on February 14, 2006. Since inception of our stock repurchase program in fiscal 1999, including the purchase on February 14, 2006, we have repurchased approximately 9,759,000 shares of stock at an average purchase price of $5.39. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.
Working capital was $5.4 million at January 31, 2006, compared with $4.6 million at July 31, 2005. The increase in working capital of $800,000 was primarily due to an increase in current assets of $2.6 million, mainly due to increased cash, partially offset by an increase in current liabilities of $1.8 million, primarily related to an increase in accounts payable of $1.1 million due to the timing of cash disbursements.
At January 31, 2006, we had a $10 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. To date there have been no borrowings under this credit facility. Under our bank term note and credit facility, we are required to maintain certain financial and non-financial covenants. Based on the financial covenants, availability of funds under our credit facility was approximately $4.0 million at January 31, 2006.

Our liquidity needs are expected to arise primarily from the repayment of debt, obligations under capital leases, funding the continued development, enhancement and support of our software offerings and sales and marketing costs associated with expansion in new vertical and international markets. A portion of our cash or borrowings under our revolving credit facility could be used to acquire complementary businesses, obtain the right to use complementary technologies or repurchase our Common Stock.
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
Recently issued accounting guidance
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction with respect to income from certain U.S. manufacturing activities and provides a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the period ended October 31, 2005, we are continuing to evaluate the deduction for certain manufacturing activities, which may impact our future consolidated financial statements. The reduction in tax associated with repatriated foreign earnings will not have an impact on our future consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $5.0 million as of January 31, 2006.
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
For the three months ended January 31, 2006 and 2005, 7% and 8%, respectively, of our revenues were denominated in British pounds. For each of the three month periods ended January 31, 2006 and 2005, 8% of our cost of revenues and operating expenses were denominated in British pounds. For each of the six month periods ended January 31, 2006 and 2005, 7% of our revenues and 8% of our cost of revenues and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 were accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.
Internal control over financial reporting
There were no changes in our internal control over financial reporting during the period ended January 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on December 6, 2005. At this meeting, the stockholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated October 20, 2005. The number of votes cast for the Directors was as follows:
     Election of Directors

	For	Against	Withheld
Milledge A. Hart, III	9,980,457	1,624	443,746
Michael D. Andereck	9,981,221	860	443,746
Anshoo S. Gupta	9,977,721	4,360	443,746
John D. Loewenberg	9,980,681	1,400	443,746
George F. Raymond	9,951,049	31,032	443,746
Arthur R. Spector	9,977,197	4,884	443,746
Item 6. Exhibits

31.1 —	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Docucorp International, Inc.
     (Registrant)

/s/ Michael D. Andereck	Date March 10, 2006

Michael D. Andereck President and Chief Executive Officer