Form 10-Q
period 2006-04-30
DOCUCORP INTERNATIONAL INC
filed 2006-06-09
CIK 1033864

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2006	Commission File Number: 000-23829
DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

5400 LBJ Freeway, Suite 300, Dallas, Texas	75240

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 11,373,785 shares outstanding as of June 5, 2006.

Docucorp International, Inc.

Quarterly Report on Form 10-Q
April 30, 2006

Docucorp International, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	April 30,	July 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,915	$8,381
Accounts receivable, net of allowance of $428 and $293, respectively	17,386	17,132
Current portion of deferred taxes	170	170
Income tax receivable	248	248
Other current assets	2,898	2,559

Total current assets	30,617	28,490

Property and equipment, net of accumulated depreciation of $23,142 and $20,122, respectively	9,208	10,261
Software development costs, net of accumulated amortization of $29,051 and $25,909, respectively	14,225	13,687
Goodwill	9,842	9,842
Identifiable intangibles, net of accumulated amortization of $248 and $113, respectively	772	907
Other assets	446	448

Total assets	$65,110	$63,635

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,152	$2,423
Accrued liabilities:
Accrued compensation	3,671	3,067
Other	1,354	1,491
Income taxes payable	65	403
Current portion of lease obligations	1,542	1,459
Current portion of long-term debt	3,619	3,617
Deferred revenue	12,193	11,479

Total current liabilities	25,596	23,939

Deferred taxes	5,459	5,178
Long-term lease obligations	1,227	2,303
Long-term debt	747	3,462
Other long-term liabilities	1,467	1,224

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	46,006	48,035
Treasury stock at cost, 5,290,557 and 5,458,912 shares, respectively	(29,574)	(30,347)
Retained earnings	14,536	12,268
Unearned compensation	0	(2,100)
Foreign currency translation adjustment	(520)	(493)

Total stockholders’ equity	30,614	27,529

Total liabilities and stockholders’ equity	$65,110	$63,635

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Operations and Comprehensive Income
(In thousands except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues
ASP hosting	$8,388	$6,559	$25,343	$20,150
Professional services	5,902	5,246	16,735	16,227
License	2,761	2,756	7,287	7,427
Maintenance	5,385	5,218	16,312	15,935

Total revenues	22,436	19,779	65,677	59,739

Cost of revenues
ASP hosting	7,485	6,092	22,591	17,858
Professional services	4,726	4,169	13,114	12,502
License	1,184	1,044	3,511	3,002
Maintenance	329	393	1,029	1,120

Total cost of revenues	13,724	11,698	40,245	34,482

Gross profit	8,712	8,081	25,432	25,257

Operating expenses
Product development	2,284	2,180	6,784	6,404
Sales and marketing	2,700	3,040	7,986	8,817
General and administrative	2,108	2,064	6,273	6,065

Total operating expenses	7,092	7,284	21,043	21,286

Income from operations	1,620	797	4,389	3,971

Interest expense	(84)	(118)	(295)	(442)
Other income, net	188	82	365	326

Income before income taxes	1,724	761	4,459	3,855
Provision for income taxes	638	293	1,650	1,484

Net income	$1,086	$468	$2,809	$2,371

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(27)	(7)	(27)	(63)

Comprehensive income	$1,059	$461	$2,782	$2,308

Basic net income per share	$0.10	$0.04	$0.26	$0.22

Weighted average basic shares outstanding	10,856	10,741	10,910	10,609

Diluted net income per share	$0.09	$0.04	$0.24	$0.21

Weighted average diluted shares outstanding	11,501	11,621	11,504	11,561

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Interim Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30,
	2006	2005
Cash flows from operating activities
Net income	$2,809	$2,371
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	510	252
Depreciation and amortization	3,193	3,046
Amortization of capitalized software	3,142	2,786
Gain on foreign currency	(108)	(144)
Provision for doubtful accounts	122	260
Deferred income taxes	260	0
Tax benefit related to stock option exercises	(620)	432
Changes in assets and liabilities:
Increase in accounts receivable	(284)	(88)
(Increase) decrease in other assets	(323)	77
Increase (decrease) in accounts payable	718	(960)
Increase (decrease) in accrued liabilities	443	(228)
Increase (decrease) in income taxes payable	282	1,031
Increase (decrease) in deferred revenue	682	(867)
Increase (decrease) in other liabilities	240	(124)

Total adjustments	8,257	5,473

Net cash provided by operating activities	11,066	7,844

Cash flows from investing activities
Purchase of Newbridge	0	(2,482)
Proceeds from the sale of property and equipment	70	0
Purchase of property and equipment	(2,066)	(1,908)
Capitalized software development costs	(3,680)	(3,987)

Net cash used in investing activities	(5,676)	(8,377)

Cash flows from financing activities
Principal payments under capital lease obligations	(993)	(947)
Principal payments under debt obligations	(2,713)	(3,873)
Purchase of treasury stock	(2,357)	0
Tax benefit related to stock option exercises	620	0
Proceeds from exercise of stock options	1,496	871
Proceeds from stock issued under Employee Stock Purchase Plan	51	102

Net cash used in financing activities	(3,896)	(3,847)

Effect of exchange rates on cash flows	40	15

Net increase (decrease) in cash and cash equivalents	1,534	(4,365)
Cash and cash equivalents at beginning of period	8,381	12,336

Cash and cash equivalents at end of period	$9,915	$7,971

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of presentation and summary of significant accounting policies
The accompanying unaudited interim consolidated financial statements of Docucorp International, Inc. and its wholly owned subsidiaries (“Docucorp” or the “Company”) as of April 30, 2006 and July 31, 2005, and for the three and nine months ended April 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2005. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results to be expected for the year.
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
In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill within our

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
reportable units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. As of April 30, 2006, we have completed our annual impairment analysis and determined no goodwill impairment exists. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
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
Guarantees
In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual upon execution of the agreement. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, consequential damages are generally excluded. Since we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements, we believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2006.
We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software shall operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At April 30, 2006, we had no material product warranty liability.
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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
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
Treasury stock
We account for Treasury Stock using the cost method. Gains on sales of Treasury Stock are credited to Additional paid-in capital (“APIC”), and losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to Retained Earnings.
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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
exercise price of the unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the periods indicated (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Shares used in computing basic net income per share	10,856	10,741	10,910	10,609
Dilutive effect of stock options and unvested restricted stock	645	880	594	952

Shares used in computing diluted net income per share	11,501	11,621	11,504	11,561

At April 30, 2006 and 2005, options to purchase 50,000 shares of Common Stock at average exercise prices of $13.50 per share were anti-dilutive and not included in the computation of diluted net income per share, because the stock options’ exercise prices were greater than the average market price of the Common Stock for the period.
Stock-based compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. We adopted SFAS 123R on a modified prospective basis beginning August 1, 2005 for stock-based compensation awards granted after that date or for unvested awards outstanding at that date. For the nine months ended April 30, 2006, no stock-based compensation expense related to stock options was recorded with the adoption of SFAS 123R, since all outstanding stock options were fully vested at July 31, 2005 and no stock options have been granted during fiscal 2006. Stock-based compensation expense of $510,000 and $252,000 for the nine months ended April 30, 2006 and 2005, respectively, relates to restricted stock grants. Tax benefits from stock option exercises of $620,000 for the nine months ended April 30, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. In the comparable prior year period, the tax benefits from stock option exercises of $432,000 were reflected as a cash inflow to cash provided by operating activities.
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

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)

	Three months ended	Nine months ended
	April 30, 2005	April 30, 2005
Net income as reported	$468	$2,371
Less, stock-based compensation expense under fair value based methods, net of tax benefit of $120 and $358, respectively	(191)	(573)

Pro forma net income	$277	$1,798

Net income per share:
As reported
Basic	$0.04	$0.22

Diluted	$0.04	$0.21

Pro forma
Basic	$0.03	$0.17

Diluted	$0.02	$0.16

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
Royalty costs
We incur royalty costs associated with the licensing of certain software products. These fees vary based upon the terms of the royalty agreement. Royalty expense is recognized in the same period that the revenue is earned for the sale of the associated products, or ratably over the term of the royalty fee.
Recently issued accounting guidance
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction with respect to income from certain U.S. manufacturing activities and provides a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
the period ended April 30, 2006, we are continuing to evaluate the deduction for certain manufacturing activities, which may impact our future consolidated financial statements. The reduction in tax associated with repatriated foreign earnings will not have an impact on our future consolidated financial statements.
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
Note 2 — Business segments
As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of software license sales, professional services consulting related to our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three and nine months ended April 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues:
Software	$14,048	$13,220	$40,334	$39,589
ASP hosting	8,388	6,559	25,343	20,150

Total revenues	$22,436	$19,779	$65,677	$59,739

Software gross profit, net of product development costs	$5,525	$5,434	$15,896	$16,561
ASP hosting gross profit	903	467	2,752	2,292
Sales and marketing	(2,700)	(3,040)	(7,986)	(8,817)
General and administrative	(2,108)	(2,064)	(6,273)	(6,065)

Total operating income	$1,620	$797	$4,389	$3,971

Docucorp International, Inc.
Notes to Interim Consolidated Financial Statements (cont.)
(Unaudited)
Note 3 — Commitments and contingencies
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments, thereby requesting an appeals conference with the IRS Office of Appeals. As of April 30, 2006, we concluded that the potential loss was not probable and no amounts have been provided for these items in the accompanying financial statements.
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
Overview
Docucorp International, Inc. (“Docucorp”) develops, markets and supports Customer Communication Management (CCM) solutions via a portfolio of proprietary information software, application service provider hosting (“ASP”) and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle — from acquisition of the first raw data point to final delivery of personalized information to the customer.
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
Operating in four key markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 managing general agents. Many of the largest North American health care and utility companies, as well as major international financial services institutions, use our products and services.
We derive our revenues from ASP hosting fees, professional services fees, software license fees and recurring maintenance fees related to our software products. ASP hosting revenue consists of transactional fees earned from customers who outsource production of customer statements, insurance policies, utility statements, health care provider directories, disaster recovery and electronic document archival. Professional services revenue includes fees for implementation, integration, training and consulting services. Software license revenue is generally derived from the sale of perpetual licenses of software products. Maintenance revenue consists primarily of annual software maintenance and support agreements.
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
We have continued to focus on improving profitability during fiscal 2006. We have achieved improvements in revenues and operating results during the first nine months of fiscal 2006 when compared to the same period during fiscal 2005. Our revenues have grown by 10% and our net income has improved 18% during this time period. Much of this improvement is associated with the 26% increase in revenues and 20% improvement in gross margin generated by our ASP hosting business and from a 2% increase in revenues and 3% increase in margin from our maintenance activity. Also, during the first nine months of the current fiscal year, we have been able to generally maintain our license revenues while reducing our sales and marketing expense by 9% when compared to the same period of the prior year. In addition, we held our bi-annual user conference, Docugroup, during the quarter ending April 30, 2006. The cost of hosting Docugroup reduced earnings per diluted share by $.02 in the current year and reduced our professional services margin percentage on professional services revenue for the nine months of fiscal 2006 from 24% to 22% compared to 23% achieved during the comparable period of the prior year. We will continue to direct our efforts to improving profitability and increasing revenues; however, there can be no assurance that our recent results are indicative of future performance.
Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2005.
Critical Accounting Policies and Estimates
The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base our estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts made under different assumptions or conditions. The following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of our consolidated financial statements:
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
Valuation of long-lived and intangible assets and goodwill
We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived assets is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” annually, during the third fiscal quarter, and whenever events and circumstances indicate that impairment might be present. During the current quarter, we performed our annual impairment analysis for our existing goodwill by utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the applicable business. We determined from our analysis that no impairment exists; however, if our estimates of cash flow or other factors adversely change, an impairment charge might be recorded in the future.
Deferred taxes and valuation allowance
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. It is possible that in the future we may change our estimate of the amount of the deferred income tax assets that will more likely than not be realized, which will result in an adjustment to the valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

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
Historical Operating Results
The following table sets forth selected unaudited interim consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues
ASP hosting	38%	33%	39%	34%
Professional services	26	27	25	27
License	12	14	11	12
Maintenance	24	26	25	27

Total revenues	100	100	100	100

Cost of revenues
ASP hosting	33	31	34	30
Professional services	21	21	20	21
License	5	5	5	5
Maintenance	2	2	2	2

Total cost of revenues	61	59	61	58

Gross Profit	39	41	39	42

Operating expenses
Product development	10	11	10	10
Sales and marketing	12	15	12	15
General and administrative	10	11	10	10

Total operating expenses	32	37	32	35

Operating income	7	4	7	7
Interest expense	0	(1)	(1)	(1)
Other income, net	1	1	1	0

Income before income taxes	8	4	7	6
Provision for income taxes	3	2	3	2

Net income	5%	2%	4%	4%

Comparative analysis of results for the three and nine months ended April 30, 2006 and 2005
Revenues
The following table summarizes revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	% change	2006	2005	% change
ASP hosting	$8,388	$6,559	28%	$25,343	$20,150	26%
Professional services	5,902	5,246	13	16,735	16,227	3
License	2,761	2,756	0	7,287	7,427	(2)
Maintenance	5,385	5,218	3	16,312	15,935	2

Total revenues	$22,436	$19,779	13%	$65,677	$59,739	10%

Total revenues increased 13% and 10% for the three and nine months ended April 30, 2006, respectively, primarily due to the increase in ASP revenue. ASP revenue increased 28% and 26% for the three and nine months ended April 30, 2006, respectively. The addition of the Capgemini contract during the fourth quarter of fiscal 2005 accounted for 30% and 33%, respectively, of these ASP increases. Further, an existing utility customer expanded its business processing which represented 37% and 36% of the increase in the ASP revenue for the three and nine months ended April 30, 2006, respectively. Professional services revenue increased 13% and 3% for the three and nine months ended April 30, 2006. For the increase in professional services revenue during the three and nine months ended April 30, 2006, 70% and 67%, respectively, of this increase was attributed to an increase in billable work performed and 25% of the three month increase and 33% of the nine month increase was attributed to attendee fees from our bi-annual Docugroup conference that was held in March of 2006. Maintenance revenue also contributed to the growth in revenues, increasing 3% and 2%, for the three and nine months ended April 30, 2006, respectively. License revenue was unchanged for the three months ended April 30, 2006, while on a year-to-date basis; license revenue decreased 2% when compared to the same period of the prior year.
Cost of revenues
The following table summarizes cost of revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	% change	2006	2005	% change
ASP hosting	$7,485	$6,092	23%	$22,591	$17,858	27%
Professional services	4,726	4,169	13	13,114	12,502	5
License	1,184	1,044	13	3,511	3,002	17
Maintenance	329	393	(16)	1,029	1,120	(8)

Total cost of revenues	$13,724	$11,698	17%	$40,245	$34,482	17%

Cost of ASP hosting revenue. Cost of ASP revenue is comprised primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP centers. The increase in cost for the three and nine months ended April 30, 2006 was primarily due to an increase in variable costs associated with the increase in ASP revenue. For the three months ended April 30, 2006 and 2005, cost of ASP revenue represented 89% and 93% of ASP revenue, respectively. This decrease in cost as a percentage of ASP revenue was primarily due to increased ASP revenue. For both the nine months ended April 30, 2006 and 2005, cost of ASP revenue represented 89% of ASP revenue. For the nine month period, ASP revenues improved 26% despite a 5% decline in ASP revenue caused by the loss of a customer that was acquired by a company with print facilities of their own during fiscal 2004 that resulted in the roll off of certain higher margin accounts. The loss of these higher margin accounts offset the incremental profits associated with the increased ASP revenue, resulting in cost of ASP revenue as a percentage of ASP revenue remaining unchanged. The increase in hosting expense during the current year was caused by a 51% increase in postage and supplies cost and a 17% increase in compensation related costs largely attributed to the September 24, 2004 acquisition of Newbridge. The variable components of cost of ASP revenue are expected to increase as ASP revenue increases.
Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. Cost of professional services revenue increased 13% and 5% for the three and nine months ended April 30, 2006, respectively, when compared with the comparable periods of the prior fiscal year. For the three months ended April 30, 2006 and 2005, cost of professional services revenue represented 80% and 79% of professional services revenue, respectively. For the nine months ended April 30, 2006 and 2005, cost of professional services revenue represented 78% and 77% of professional services revenue, respectively. These increases during the three and nine months ended April 30, 2006, in costs as a percentage of professional services revenue were primarily due to the impact of our bi-annual Docugroup conference that was held in March 2006. If fees and expenses associated with the bi-annual Docugroup conference were excluded from revenue and cost of professional services, our professional services cost as a percentage of professional services would be 75% for the three months ended April 30, 2006, and 76% for the nine months ended April 30, 2006. The improvement in cost as a percentage of professional services revenue, excluding Docugroup, was primarily attributed to improved staff utilization in the current year. We expect cost of professional services revenue to increase as professional services activities and revenue increase.
Cost of license revenue. Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For the three and nine months ended April 30, 2006, cost of license revenue increased 13% and 17%, respectively, when compared to the comparable periods of the prior fiscal year. The increase in the current quarter is primarily caused by an increase in royalty costs associated with increased license revenue from the new Forms Integrity Manager product that was made available in the current year. The increase for the nine month period is primarily due to additional amortization expense related to new products introduced to the marketplace during the last twelve months. For the three months ended April 30, 2006 and 2005, cost of license revenue represented 43% and 38% of license revenue, respectively. This increase in costs as a percentage of license revenue was primarily due to the increase in royalty expense for sales of the Forms Integrity Manager product during the current quarter. For the nine months ended April 30, 2006 and 2005, cost of license revenue represented 48% and 40% of license revenue, respectively. This increase in costs as a percentage of license revenue was primarily due to a 13% increase in amortization expense and a 72% increase in royalties paid to third parties. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available and as sales of products with associated royalties increase.
Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased 16% or $64,000, and 8% or $91,000, for the three and nine months ended April 30, 2006 and 2005, respectively. For the three months ended April 30, 2006 and 2005, cost of maintenance revenue represented 6% and 8%, respectively, of maintenance revenue. For the nine months ended April 30, 2006 and 2005, cost of maintenance revenue represented 6% and 7%, respectively, of maintenance revenue. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers.
Operating expenses
The following table summarizes operating expenses (in thousands) and the percent change over the same period of the prior year:

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	% change	2006	2005	% change
Product development	$2,284	$2,180	5%	$6,784	$6,404	6%
Sales and marketing	2,700	3,040	(11)	7,986	8,817	(9)
General and administrative	2,108	2,064	2	6,273	6,065	3

Total operating expenses	$7,092	$7,284	(3)%	$21,043	$21,286	(1)%

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. Product development expenses increased 5% and 6% for the three and nine months ended April 30, 2006, respectively, as compared to the comparable periods of the prior fiscal year, primarily due to an increase in incentive compensation.
Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the three and nine months ended April 30, 2006, sales and marketing expense decreased 11% and 9%, respectively, as compared to the comparable periods of the prior fiscal year, primarily due to a decrease in salaries and personnel related costs as a result of a reduction in staffing levels within our sales organization.
General and administrative. General and administrative expense consists primarily of costs for accounting, human resources, legal, information technology and outside legal, accounting and other services. General and administrative expense increased 2% and 3% for the three and nine months ended April 30, 2006, respectively, mainly due to an increase in management incentive compensation.
Interest expense
Interest expense consists of interest incurred on our term note and capital leases. For the three and nine months ended April 30, 2006, interest expense decreased $34,000, and $147,000, respectively, due to lower debt balances resulting from scheduled payments over the last twelve months.
Other income, net
Other income, net consists primarily of interest income and foreign exchange rate gains or losses. Other income, net increased $106,000 for the three months ended April 30, 2006, versus the three months ended April 30, 2005, primarily due to fluctuations in the foreign exchange rate. Other income, net increased $39,000 for the nine months ended April 30, 2006, versus the nine months ended April 30, 2005, primarily due to increased interest income caused by increased interest rates in the current year.
Provision for income taxes
The effective tax rate for both the three and nine months ended April 30, 2006 and 2005 was 37% and 38.5%, respectively. For the current year, the rate differs from the federal statutory rate due primarily to the state tax accrual rate and certain recurring permanent differences. We expect our effective rate for fiscal 2006 to be consistent with the annual effective rate for fiscal 2005.
During fiscal 2005, the Internal Revenue Service (“IRS”) completed its examination of the tax year ended July 31, 2002 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. In October 2005, the IRS also completed its examination of our tax year ended July 31, 2000 and issued a notice of proposed adjustment for the 2000 tax year based on similar issues identified for 2002. These proposed adjustments could increase our U.S. taxable income for tax years 2002 and 2000. With respect to the tax years under audit, the potential exposure ranges between $0 and $448,000, excluding interest and penalties. We vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of April 30, 2006, we concluded that the potential loss was not probable and no amounts have been provided for these items in the accompanying financial statements.
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
Liquidity and Capital Resources
At April 30, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $9.9 million and our $10 million revolving credit facility. Cash and cash equivalents for the nine months ended April 30, 2006, increased $1.5 million from $8.4 million at July 31, 2005, primarily due to our operating results for the current year and improved working capital management, partially offset by debt repayment and stock repurchases.
Cash provided by operating activities was $11.1 million and $7.8 million for the nine months ended April 30, 2006 and 2005, respectively. Significant changes in assets and liabilities for the nine months ended April 30, 2006 that impacted cash flow from operations include an increase in accounts payable of $718,000 due to the timing of cash disbursements in the ordinary course of business and an increase in deferred revenue of $682,000 due primarily to the billing of annual maintenance and support for calendar year contracts. In addition, we have focused attention on accelerating the collection of accounts receivable. As a result, our days sales outstanding have improved by 10 days for the nine months ended April 30, 2006.
During the nine months ended April 30, 2006 and 2005, cash used in investing activities was $5.7 million and $8.4 million, respectively. For the nine months ended April 30, 2006 and 2005, cash used for the purchase of property and equipment was $2.1 million and $1.9 million, respectively. During the current year, 80% of our purchases of property and equipment have been for facility expansion and equipment to be utilized in our ASP operations. Cash used in the investment of capitalized software development costs was $3.7 million and $4.0 million for the nine months ended April 30, 2006 and 2005, respectively.
Cash used in financing activities was $3.9 million and $3.8 million for the nine months ended April 30, 2006 and 2005, respectively. Cash used in financing activities during the nine months ended April 30, 2006, primarily related to payments under our bank note of $2.7 million and payments under capital lease obligations of $1.0 million. On February 14, 2006, we repurchased 392,841 shares of our Common Stock in a private transaction for $2.4 million. These payments were partially offset in the current year by $1.5 million in proceeds received from the exercise of stock options. The $3.8 million of cash used in financing activities during the nine months ended April 30, 2005, primarily related to payments under our bank note of $2.7 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $947,000, partially offset by proceeds received from the exercise of stock options of $871,000.
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
On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 of additional shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $4.1 million was outstanding at April 30, 2006. The bank term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.
As of April 30, 2006, we held approximately 5,291,000 shares of treasury stock at an average per share cost of $5.59. Since inception of our stock repurchase program in fiscal 1999, including the purchase on February 14, 2006, we have repurchased approximately 9,759,000 shares of stock at an average purchase price of $5.39. On March 23, 2006, we announced that we are implementing a new stock repurchase program that authorizes the repurchase of up to one million additional shares of Common Stock. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.
Working capital was $5.0 million at April 30, 2006, compared with $4.6 million at July 31, 2005. The increase in working capital of $470,000 is primarily due to an increase in current assets of $2.1 million, mainly due to increased cash, partially offset by an increase in current liabilities of $1.7 million, primarily related to an increase in accounts payable of $729,000 and an increase of $714,000 deferred revenue primarily attributed to an increase in deferred maintenance revenue.
At April 30, 2006, we had a $10 million revolving credit facility from Comerica Bank, which expires on August 31, 2006. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. To date there have been no borrowings under this credit facility. Under our bank term note and revolving credit facility, we are required to maintain certain financial and non-financial covenants. Based on the financial covenants, availability of funds under our revolving credit facility was approximately $4.1 million at April 30, 2006.
Our liquidity needs are expected to arise primarily from the repayment of debt, obligations under capital leases, funding the continued development, enhancement and support of our software offerings and sales and marketing costs associated with expansion in new vertical and international markets, as well as supporting our existing operations. In addition to providing potential working capital, a portion of our cash or borrowings under our revolving credit facility could be used to acquire complementary businesses, obtain the right to use complementary technologies or repurchase our Common Stock.
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

Recently issued accounting guidance
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction with respect to income from certain U.S. manufacturing activities and provides a reduced tax upon certain repatriated foreign earnings. Although the provisions of the Act did not impact the period ended April 30, 2005, we are continuing to evaluate the deduction for certain manufacturing activities, which may impact our future consolidated financial statements. The reduction in tax associated with repatriated foreign earnings will not have an impact on our future consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have a fixed rate debt instrument of $4.1 million as of April 30, 2006.
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
For each of the three months ended April 30, 2006 and 2005, 9% of our revenues and 9% of our cost of revenues and operating expenses were denominated in British pounds. For the nine month periods ended April 30, 2006 and 2005, 7% and 8%, respectively, of our revenues were denominated in British pounds. For the nine month periods ended April 30, 2006 and 2005, 8% and 9%, respectively, of our cost of revenues and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as defined in Rule 13a-15(e) and 15d-15(e).
Internal control over financial reporting
There were no changes in our internal control over financial reporting during the period ended April 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. No such claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Shares repurchased activity during the third quarter of fiscal 2006 was as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced	under the
Period	purchased	per share	program	program

February 1, 2006 - February 28, 2006 (1)	392,841	$6.00	392,841
March 1, 2006 to April 30, 2006 (2)				1,000,000

Total	392,841	$6.00	392,841	1,000,000

(1)	On February 14, 2006 repurchased 392,841 common shares for $2.4 million.

(2)	Announced March 23, 2006 authorization of repurchase up to one million common shares of stock.
Item 6. Exhibits

10.1	—	Employment Agreement between J. Robert Gary and the Registrant dated May 1, 2006.
31.1	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Docucorp International, Inc. (Registrant)
/s/ Michael D. Andereck Michael D. Andereck President and Chief Executive Officer	Date	June 8, 2006