Form 10-K
period 2006-07-31
DOCUCORP INTERNATIONAL INC
filed 2006-10-11
CIK 1033864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

or

☐                                 TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from             to

Commission File Number 00-23829

Docucorp International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5400 LBJ Freeway, Suite 300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 891-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 6, 2006, there were 11,515,843 shares of Common Stock, $.01 par value, of the Registrant outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of the last business day of the second quarter of fiscal 2006 approximated $63,435,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

Docucorp International, Inc.
Table of Contents
Form 10-K
July 31, 2006

Part I

The disclosures set forth in this report are qualified by Item 1A, Risk Factors, and by the section captioned “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other cautionary statements set forth elsewhere in this report.

Item 1.                Business

General

Docucorp International, Inc. (“Docucorp”) develops, markets and supports Customer Communication Management (“CCM”) solutions via a portfolio of proprietary information software, Application Service Provider (“ASP”) hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle—from acquisition of the first raw data point to final delivery of personalized information to the customer.

We were created on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. by Image Sciences, Inc.

We are a leading authority in providing dynamic solutions for acquiring, creating, managing, personalizing, presenting and marketing information of all kinds. Servicing the entire CCM lifecycle, our comprehensive offering supports a wide range of in-house and outsourced enterprise applications, including customer statements and billings, Electronic Bill Presentment and Payment (“EBPP”), insurance policy production, content management, correspondence automation, call center fulfillment, wealth management reporting and health care provider directories. Our software solutions support leading hardware platforms, operating systems, printers and imaging systems.

Our ASP hosting service allows customers to outsource their information management to our ASP centers, where our software and facilities are used to provide processing, print, mail, archival and Internet delivery of documents. Our ASP offerings include customer statement and bill generation, EBPP, insurance policy production, health care provider directories, disaster recovery and electronic document archival.

Additionally, we provide professional services related to our software solutions. Our professional services offerings include implementation, integration, training and consulting services.

Operating primarily in four key markets—insurance, utilities, financial services and health care—we now help more than 1,300 customers worldwide maximize the value of their enterprise information, reducing costs, increasing productivity, improving customer service, building customer loyalty and facilitating new revenue opportunities.

We believe we are the leading provider of CCM solutions for the insurance industry. Our insurance customer base includes more than half of the 200 largest United States insurance companies, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 Managing General Agents (MGAs). Many of the largest North American utility companies, major international financial services institutions, and leading health care provider networks use our products and services.

Industry Background

Certain trends have accelerated the need for automating the process of acquiring, creating, managing, personalizing, presenting and marketing enterprise-wide information. Increased competition in industries such as insurance, utilities, financial services and health care has caused companies to focus more closely on enhancing customer relationships while reducing associated operating costs.

The current economic environment has prompted customers and prospects to focus on Return On Investment (“ROI”) when making purchasing decisions. In fact, few companies are buying software or services unless ROI can be proven. We have succeeded in this competitive economy because we believe our customers successfully realize ROI for our solutions. With our solutions, customers can turn resource-draining manual processes into electronic workflows that enable personalized customer communications to be automatically created, stored and accessed, significantly impacting their company’s performance.

Additionally, rapid technological advances in tiered client/server architecture and the Internet, adoption of Microsoft’s WindowsXP and .NET, emergence of Sun Microsystems’ Java and J2EE, and the acceptance of evolving XML standards have expanded the benefits that businesses can derive from document automation. Process automation and Web-based access and delivery of information enable our customers to save substantial amounts of time and money.

With our solutions, companies are also able to:

•       Reduce time, errors and labor associated with manual processes and input;

•       Eliminate hard copy storage with electronic archiving;

•       Shorten document preparation time and reduce duplicate data entry by reusing electronically captured and stored data;

•       Reduce delays and processing time by automating document routing and workflow;

•       Improve customer satisfaction and loyalty by delivering personalized communications across multiple channels; and

•       Speed customer service response time by electronically accessing file information.

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

Information is critical to corporations as they endeavor to increase revenue, improve customer communications and reduce costs. The emergence of call centers has also increased the demand for access to and automation of customer services. Companies can increase revenue by leveraging information through personalizing and producing high-volume, one-to-one documents such as customer statements that cross-sell additional products and services. Personalization and presentation of information enables companies to provide better customer service by:

•       Presenting information in print and over the Internet in more attractive, easier-to-read formats;

•       Delivering information online, allowing for customer self-service;

•       Minimizing the time it takes to produce and deliver information; and

•       Providing customer service personnel with immediate access to electronically archived information.

Our clients are finding that personalization of customer communications can be a powerful tool for increasing customer satisfaction. As a result, an increasing number of companies are employing innovative comprehensive CCM processes.

Growth Strategy

Our strategy for growth consists of the following:

Leveraging existing customer relationships

We have an installed base of more than 1,300 customers. Existing customers expanding or upgrading their CCM solutions provide us with a market for additional software solutions and services. The majority of our revenue growth is generated from existing customers.

Expansion in vertical markets

It is our belief that we are a leading provider of CCM solutions for the insurance and utilities industries. During fiscal year 2005, we expanded into the health care market through our acquisition of Newbridge. For information regarding this acquisition see Note 2—Acquisition to the Consolidated Financial Statements. The health care industry, like insurance, utilities and financial services, has an increasing need for reducing operating costs as well as communicating more effectively with their customers. Revenues from the health care industry represented 8% and 7% of our total revenues in fiscal years 2006 and 2005, respectively.

Expanding internationally

We continue to expand our international customer base primarily through direct sales and by cultivating and expanding our European distribution alliances. We currently serve the insurance, financial services and utility markets through our presence in London, the Benelux region, Switzerland, Central and Eastern Europe, Middle East and Africa (“EMEA”) and the Asia Pacific region.

Developing and enhancing new technologies

Our product development efforts are focused on developing new solutions as well as enhancing and broadening our current software solutions. New solutions will continue to emphasize state-of-the-art technologies for Internet-enablement and information exchange including XML, SOAP, LINUX, Java and Microsoft.Net. During fiscal 2007, our product development efforts will include development of new functionality, integration of existing solutions to provide information exchange through the Internet, improving the ease of use of our software products and further development and packaging of applications for use in vertical industries such as insurance, utilities, financial services and health care.

Pursuing acquisitions and strategic alliances

We have successfully completed four acquisitions since 1997. We will continue to evaluate potential acquisitions of other companies or technologies to further expand our solutions, services or market penetration. In addition, as we expand in our targeted vertical markets, we intend to enter into additional sales and marketing strategic alliances in such markets. We believe that new technical skills, expanded software functionality, a broader client base and an expanded geographic presence may result from these activities.

Expanding ASP hosting business

In fiscal 2000, we adopted an outsourcing business model which provides hosted software applications on a per transaction basis through our ASP centers. Our ASP hosting offerings allow customers to off-load applications and free up resources to concentrate on their core competencies and strategic projects. ASP revenues increased 25% in fiscal 2006 as compared to fiscal 2005. Our United States based ASP hosting centers are located in Dallas and Atlanta to meet customer demands as well as offer off-site backup and disaster recovery capabilities. During 2006, we began providing ASP hosting services to a customer located in EMEA through a print and fulfillment partner.

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

Insurance solutions

Insurance Policy Production—Enables companies to create, publish, distribute and archive high volumes of personalized insurance policies, quotes, endorsements, cancellations and renewals.

Correspondence—Allows insurance representatives to electronically access policies and other critical data to verify coverage, automate and personalize subsequent document packages and correspondence.

Policy Xpress™—Provides insurance companies with a complete library of fully implemented Insurance Service Office (“ISO”) industry standard forms for the Property and Casualty (P&C) marketplace.

Library Xpress™—Provides insurance companies with customized electronic libraries of ISO industry standard forms for the P&C marketplace.

Content Management—Provides insurance companies with a single, centralized repository for storing, accessing, annotating, printing and electronically routing all content, including customer data, electronic documents, video/audio clips and scanned copies of printed material.

Image Resource™—Provides an affordable content management and workflow solution for the MGA market.

Electronic Bill Presentment & Payment—Provides policyholders with the ability to view premium notices and pay premiums online.

Financial services solutions

Wealth Management Reporting—Enables financial advisors and customers to electronically access client data from multiple accounts for review and analysis, while automating and personalizing subsequent consolidated customer reports and presentations.

e-forms—Enables financial services companies to establish electronic workflows for form creation, form fill, routing and distribution for both internal and customer-facing forms.

Financial Statements—Enables financial services and retail finance companies to produce dynamic, personalized statements, which reflect customer preferences for content and format from numerous data sources for multi-channel distribution, including print, PDF, fax and e-mail.

Financial Correspondence—Enables financial services companies to access data electronically to automate personalized financial correspondence.

Content Management—Provides financial services companies with a single, centralized repository for storing, accessing, annotating, printing and electronically routing all content, including customer data, electronic documents, video/audio clips and scanned copies of printed material.

Utilities solutions

Bill Print—Allows utility companies to cross-market and consolidate billing statements for multiple services such as gas, electricity, cable TV, security and the Internet.

Electronic Bill Presentment & Payment—Enables companies to give their customers the ability to view and pay their bills online.

Health care solutions

Web provider search systems—Hosts a secure Web site, from which health care plan members can search for provider information or create provider directories based on geographic proximity.

Provider directories—Produces and distributes health care provider directories on demand, ensuring the most up-to-date provider data available.

Enrollment kits—Creates customized post-enrollment health care kits that can include ID cards, introduction letters, benefit certification pages, group insurance policies, summary plan descriptions, benefit riders and tailored provider directories.

Docucorp Software Products

We offer our CCM solutions through a portfolio of scalable, high-performance software applications that address each phase of the enterprise-wide information process of acquiring, creating, managing, personalizing, presenting and marketing information. Our philosophy of open architecture and support of industry standards enables our customers to select software and hardware from other leading vendors and integrate them with Docucorp solutions. Software licenses accounted for 11%, 13% and 14% of our total revenues in fiscal 2006, 2005 and 2004, respectively. Revenues related to maintenance and support agreements accounted for 25%, 27% and 28% of our total revenues in fiscal 2006, 2005 and 2004, respectively. Our software solutions are organized into the following four primary categories.

Acquiring and creating information

Docucreate products create forms that can be used repeatedly in high-volume environments. These software products include editors that create forms and insert fields for run-time variable data insertion. They also produce device-independent data streams that can be printed, archived and distributed over intranets and the Internet. Specific products include:

Docucreate Workstation—A Microsoft Windows-based product that includes a WYSIWYG forms editor, field editors and print drivers necessary to create and edit both static and dynamic forms that can be output in Xerox Metacode, IBM AFP and other print data streams.

Docucreate SC (Kofax)—A Microsoft Windows-based server product that enables document capture by a Kofax Ascent scanner.

Docucreate IC—A server product available for Microsoft Windows, AIX, LINUX and IBM z/OS platforms, which enables graphic images created by a personal computer or captured by scanner or fax to be incorporated within documents for print on high-speed Xerox and IBM printers, or to be published in digital formats over intranets and the Internet.

Transall—An Extract-Translate-Load (ETL) product that enables companies to rapidly and economically develop intra-application communication and data exchanges from multiple sources and in multiple formats.

Managing information

Documanage software delivers full document management and archival to information-intensive companies. Specific products include:

Documanage Workstation—A Microsoft Windows-based viewer that retrieves indexed documents from the Documanage Server and other repositories for viewing, annotating and routing with viewer support of more than 200 images and print stream formats.

Documanage Server—A server-based product that automatically indexes and stores various print data streams and imaging system formats and performs document management, including check-in/check-out, automated version control, multi-tier security and annotations. This product runs under Microsoft Windows, LINUX and AIX, and accepts hundreds of image formats, as well as IBM AFP, Xerox Metacode, Docucorp DCD and line printer data streams.

Personalizing information

Documaker, Documaker FP and Docuflex are powerful, high-volume publishing engines for personalizing and presenting information. These publishing products perform data merging, content assembly and business rules creation to automate enterprise-wide production of applications such as insurance policies and customer statements. These device-independent software products enable individualized printing, archiving and delivery via networks and the Web. Specific products include:

Documaker Workstation—A Microsoft Windows-based application that enables device-independent document production, including automated and dynamic forms fill, data editing and WYSIWYG viewing of documents.

Documaker Server—A server-based product for customized, business rule-intensive publishing applications that require unique documents, such as insurance policies, customer correspondence, flexible bills and statements. Documaker runs under Microsoft Windows, LINUX, AIX, IBM z/OS and Sun Solaris.

Documaker FP—A server-based product that personalizes and presents information repeatedly using the same forms in various combinations, such as insurance policies. Documaker FP runs under Microsoft Windows, AIX and IBM z/OS.

Docuflex—An easy-to-use, powerful publishing engine for dynamically composing highly personalized booklets, catalogs, contracts and statements. Docuflex runs under Microsoft Windows, LINUX, AIX, IBM z/OS and Sun Solaris.

PPS—A Microsoft Windows-based application designed specifically for MGAs. It provides an efficient and economical insurance policy production solution.

iDocumaker—An Internet based product that web-enables the Documaker suite, allowing users in multiple locations to view, assemble and maintain documents. Additionally, it provides the ability to enter data and edit content.

Presenting and marketing information

We can help companies speed business applications to the Internet, Web-enabling anything from forms fill and publishing to managing and viewing documents. Our solutions are platform-independent and fully scalable. Specific products include:

Docupresentment—A software product that bridges the gap between Internet browsers and legacy systems by enabling the viewing of documents in a variety of Internet formats, including PDF, HTML and XML.

Electronic Bill Presentment & Payment—A software product that allows companies to deliver and present bills to their customers and collect payments over the Internet.

iEntry—A software product that allows users to select and complete forms online, creating personalized documents.

iPPS—A software product that enables insurance companies and their agents to assemble policies and view information via the Internet.

Professional Services

We offer a broad range of professional services related to our software solutions. As of July 31, 2006, we employed 122 professional service personnel, who represent one of the largest services organizations in our industry. Our professional services personnel have experience across many vertical industries and types of CCM solutions.

A majority of our professional services consulting revenue is derived from implementation and integration of our software solutions. We also receive professional services revenue from consulting and training. Our professional services group works with clients to develop and define enterprise CCM strategies to meet specific business needs. Training classes are available to assist clients with implementing and using our applications and are available in standardized and customized formats. A majority of our consulting services are related to Docucorp solutions that personalize information. Professional services accounted for 26% of our total revenues in fiscal years 2006 and 2005, and 27% of our total revenues in fiscal year 2004.

ASP Hosting

We offer ASP hosting services that utilize our software to provide processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. We operate two ASP hosting centers located in Atlanta and Dallas. We also provide ASP hosting services at a customer facility in Dallas. Using data received electronically from customers, the ASP centers employ high-volume printers and mail handling equipment to produce insurance policies, utility statements, health care directories and other customer mailings, bundle the output for bulk mailings and host Internet bill presentation and payment. ASP hosting services accounted for 38%, 34% and 31% of our total revenues in fiscal years 2006, 2005 and 2004, respectively.

Product Development

We have made, and expect to continue to make, substantial investments in research and product development. During fiscal 2006, our product development efforts focused on improving the user experience by enhancing the look and feel and ease of use within the products. We continue to improve our Internet functionality, expand multi-user development and further develop new applications for the insurance, utilities, financial services and health care markets.

In March 2006, we announced an agreement with Virtusa Corporation (“Virtusa”), a global software development and IT services firm. As part of the agreement, Virtusa will supplement Docucorp’s full-time development staff to further enhance the Web-based portal used by Docucorp’s ASP customers. In addition, Docucorp plans to leverage Virtusa’s considerable financial services expertise to deliver tailor-made, cost-effective business solutions to the wealth management market at a more aggressive pace.

We have committed substantial resources to product development. As of July 31, 2006, we employed 102 technical personnel engaged in research, product development and customer support activities. The product development process is a cooperative effort with our customers and us. Early review of functionality specifications and product demonstrations allows for the incorporation of customer suggestions and comments in parallel with management review of the process internally. We have a formal planning process for new software solutions, as well as software upgrades and maintenance releases, to maximize software quality, ensure timeliness of releases and meet or exceed our customers’ expectations. In fiscal years 2006, 2005 and 2004, our product development expenditures were $13.9 million, $13.8 million and $13.5 million, respectively.

Sales and Marketing

We market our software and services primarily through a direct sales force. We also market our solutions through marketing alliances and distributors. Our sales resources are organized by the vertical industry markets we serve. As of July 31, 2006, we employed 41 sales and marketing representatives, who operate primarily from Dallas, Atlanta and London. Sales representatives are compensated through a combination of base salary and commission. Distributor relationships are established in the United States, Canada, Europe, South Africa, Australia and Asia.

We intend to increase our distribution channels through marketing, sales and distribution and development relationships with other companies. Formal and informal marketing and development partnerships currently exist with Adaptik, Applied Systems, AscendantOne, ePolicy Solutions, CDP Communications Inc. (“CDP”), Fidelity Outsourcing Services, Epic Solutions, Inc., Firstlogic, Fidelity National Financial, Inc., Hitachi Europe Limited, Indus, Systems & Software, Virtusa, Lynx Wealth Management Systems, ISO, Kofax, Océ Printing Systems, AMS-Rackley Systems, SAP, Xerox, Microsoft, CSC, Longwing Info-Tech Co. Ltd., WRDCLogsys, The Weiland Financial Group, SynTel, LLC, CheckFree and BillMatrix. These relationships provide sales leads for our solutions or provide access to certain technological information and resources.

In October 2005, we entered into an agreement with CDP to sell its print stream comparison application as Docucorp’s Forms Integrity Manager. Forms Integrity Manager enables companies to automate the comparison and testing of print streams by detecting inadvertent changes that may occur when upgrading document composition systems and when converting documents.

Our software solutions are generally licensed on a perpetual basis. A large portion of our software license revenue is generated from a small number of relatively large agreements, which typically range from $100,000 to $400,000. Most customers also enter into maintenance agreements, which typically provide for annual maintenance fees ranging from 15% to 30% of current listed license fees depending upon the vertical market, size of the customer and license fee. Customers who enter into maintenance agreements are entitled to unspecified software upgrades, software problem resolutions and use of our “Hotline” support, which provides technical assistance to the software user. We generally charge customers for professional services on a time and materials basis, although certain service assignments are performed on a fixed price basis. ASP hosting services are charged primarily on a transaction fee basis.

Customers

We generally market to large and mid-size organizations that have a need for integrated solutions for the high-volume production of individualized information. Currently, the majority of our revenues are generated from the insurance industry. In fiscal 2006, 57% of our total revenues were derived from the insurance industry. We believe that we have the largest installed customer base for insurance policy production in the insurance industry, with more than half of the 200 largest United States insurance companies using our software and services, including nine of the 10 largest life and health insurance companies and nine of the 10 largest property and casualty insurance companies. For the year ended July 31, 2006, 20% of our total revenues were derived from the utilities industry, 14% of our total revenues were derived from the financial services industry and 8% of our total revenues were derived from the health care industry. We also have an installed base of customers in the higher education, telecommunications, transportation and government markets.

Competition

The market for enterprise-wide CCM solutions is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition from numerous software vendors, including Exstream Software Inc., Document Sciences Corporation, Pitney Bowes Group 1 Software, Inc., Thunderhead, ISIS Papyrus Group, Whitehill Technologies Inc., Metavante and Mobius Management Systems, Inc. (iii) direct competition from numerous outsourcing and ASP vendors, including Xerox XBS, DST Output and Regulus Group. We believe that the principal competitive factors in the CCM solutions software market are technology, domain knowledge, performance and functionality, ease of use, multi-platform offerings, reputation, quality of customer support and service and price. The degree of competition varies significantly by the solution being offered and the vertical market being served.

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

Our software solutions are licensed to end-users on a “right to use” basis pursuant to license agreements. Certain license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Generally, we distribute our software in object format only and do not provide access to the underlying source code.

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

Employees

As of July 31, 2006, we had 426 employees, of which 122 were engaged in professional services, 102 in product development and customer support, 112 in ASP hosting, 41 in sales and marketing and 49 in finance, administration, human resources and internal computer systems support. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers and sales and marketing personnel. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are strong.

ITEM 1A.        RISK FACTORS

Readers are cautioned to carefully consider the following risk factors. The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Common Stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.

Our results of operations are dependent on significant revenues from two industries.

For the years ended July 31, 2006 and 2005, 57% and 58% of our total revenues, respectively, were derived from the insurance industry and 20% and 19% of our total revenues, respectively, were derived from the utilities industry. Our financial performance and future growth will depend upon our ability to continue to market our solutions successfully in the insurance and utilities industries and to enhance and market technologies for distribution in other markets. We entered the financial services industry during fiscal year 2000, and with the acquisition of Newbridge in fiscal 2005, we added the health care industry. We plan to expand into additional vertical markets in the future. This will require us to make substantial software development and distribution channel investments. There can be no assurance that we will be able to continue marketing our solutions successfully in the insurance and utilities industries or will be able to successfully introduce new or existing solutions into the financial services industry or other vertical markets.

Our business has experienced declines in ASP hosting margins.

We have experienced a significant decline in our ASP hosting gross profit percentage. Our gross profit as a percentage of ASP hosting revenue was 18% during fiscal 2004 compared to 10% in fiscal 2006 and 2005. Factors negatively impacting the ASP hosting margins include loss of a significant customer, competitive pricing pressures for both new and renewal business and excess ASP hosting capacity. There is no assurance that we will retain all of our existing ASP hosting clients and the loss of a significant customer would negatively impact our ASP hosting margins. In addition, we may have to offer more competitive pricing to win new business. Further deterioration of, or our inability to improve, ASP hosting margins would reasonably be expected to have a material adverse effect on our financial results.

Our operating results depend heavily on software license revenue which is difficult to forecast.

We have experienced, and may in the future continue to experience, fluctuations in our quarterly operating results due to the fact that software sales cycles, from initial evaluation to purchase, vary substantially from customer to customer. Delays in the sales cycle frequently occur as a result of competition, changes in customer personnel, overall budget and spending priorities and the economy. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter part of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue accurately. We have typically operated with little backlog for license revenues because our software solutions are generally shipped soon after orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The delay of customer orders for a small number of licenses could adversely affect the license revenues and profitability for a given fiscal quarter. The failure to achieve such revenues could have a material adverse effect on our financial results for each such interim period.

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management. In particular, the loss of Michael D. Andereck, our President and Chief Executive Officer, or any of our other executive officers or senior managers, could have a material adverse effect on our business. Currently, Mr. Andereck is performing certain duties of the Senior Vice President of Sales and Marketing in addition to his role as President and Chief Executive Officer, which may impede his ability to devote adequate attention to any of these roles.

We may not be able to compete favorably in the competitive ccm industry.

The market for our CCM solutions is intensely competitive. We face competition from a broad range of competitors. The competition may have lower cost structures or have greater financial, technical and marketing resources than we do. There can be no assurance that we will be able to compete effectively with such entities.

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

We are dependent on meeting the challenges of technological advances in the CCM solutions industry.

The CCM solutions industry has experienced and will continue to experience rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Development in both software technology and hardware capability will require us to make substantial investments in the development of our solutions. Any failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in the development or introduction of our solutions, could have a material adverse effect on our operating results. There can be no assurance that our new solutions or enhancements, which are intended to respond to technological change or evolving customer requirements, will achieve acceptance.

We may face difficulties in expanding our operations in international markets.

The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We have not been able to generate consistent earnings in our EMEA operations and have only limited experience in establishing and managing international operations. We cannot be certain that our operations in countries outside of North America will produce desired levels of revenues or profitability. International expansion may negatively affect our operating results because of numerous factors, including difficulties in staffing and managing foreign operations; potential losses from foreign currency fluctuations; seasonal reductions in business activity in Europe; increased financial accounting and reporting burdens; potential adverse tax consequences; compliance with a wide variety of complex foreign laws and treaties; reduced protection for intellectual property rights in some countries and potential language-specific requirements for software.

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

Complex software solutions such as ours can contain undetected errors or performance problems. Such defects are most frequently found during the period immediately following introduction of new solutions or enhancements to existing solutions. Our solutions have from time to time contained software errors that were discovered after commercial introduction. There can be no assurance that performance problems or errors will not be discovered in our solutions in the future. Any future software defects discovered after shipment of our solutions, if material, could result in loss of revenues, customer dissatisfaction and/or potential product liability.

Our failure to meet customer expectations could result in losses and negative publicity.

The implementation of our products, which we primarily accomplish through our professional services organization, typically involves working with sophisticated software, computing and communication systems. If our implementation fails to meet our customers’ expectations or anticipated milestones in a timely manner, we could experience the following: delayed or lost revenues and market share due to customer dissatisfaction; risk the loss of an existing customer; negative publicity regarding us and our products, which could affect our ability to attract new customers; expenses associated with providing additional products and customer support and other resources to a customer at a reduced charge; claims for substantial damages against us, regardless of our responsibility for any failures; increased insurance costs and diversion of development and management time and resources; and potential customer collection issues.

Provisions within our customer agreements that limit our exposure may not protect us from additional liability.

Our agreements with customers generally contain provisions designed to limit our exposure to potential claims, such as disclaimers of warranties and limitations on liability for special, consequential, incidental and other indirect damages. In addition, our agreements usually cap the amounts recoverable for direct damages to the amounts paid to us. However, we cannot be sure that these contractual provisions will protect us from additional liability. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our financial position and results of operations.

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

Available Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC may be obtained from our website at HTTP://WWW.DOCUCORP.COM or at the SEC’s website at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.                PROPERTIES

We lease approximately 38,900 square feet of office space in Dallas, Texas, for our corporate headquarters, including administrative, sales, marketing, professional services, and product development personnel. This lease expires May 31, 2015.

We lease approximately 95,100 square feet of office space in Atlanta, Georgia, which is utilized for administrative, sales, professional services, and product development personnel. The lease for this space expires on December 31, 2012. During the fourth quarter of fiscal 2006, we abandoned approximately 15,000 square feet of this facility and are currently pursuing sublease opportunities.

We lease space for our ASP hosting facility located in Atlanta, Georgia. This facility occupies approximately 24,600 square feet, the lease of which expires on March 31, 2008.

We lease space for our ASP hosting facility located in Dallas, Texas. This facility occupies approximately 44,600 square feet, the lease of which expires on March 31, 2010, however there is an early termination option on March 31, 2007.

Our staff in Maryland is located in Silver Spring, Maryland. This facility is principally used for product development activities and occupies approximately 10,300 square feet under a lease, which expires December 31, 2006. Negotiations are currently taking place to renew the lease on this facility.

Our staff in New Hampshire is located in a 5,700 square foot facility in Bedford, New Hampshire. The lease for this facility expires on December 31, 2009 and is staffed primarily by professional services personnel.

We lease space for our European sales and services staff near London, England. This facility occupies approximately 5,400 square feet, the lease of which expires on September 27, 2013.

In connection with the acquisition of Newbridge, we assumed two leases for properties in Dallas, Texas. The lease related to Newbridge’s print and binding facility is for approximately 23,000 square feet and expires on June 30, 2007. The lease for Newbridge’s corporate office, including administrative, sales and information services, is for approximately 11,700 square feet and expires on March 31, 2007. During the fourth quarter of fiscal 2005, as part of our acquisition and integration plan, we vacated these facilities.

We believe the existing office facilities and additional space available are adequate to meet our requirements, and that in any event, suitable additional or alternative space adequate to serve our foreseeable needs will be available on commercially reasonable terms.

ITEM 3.                LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. As of July 31, 2006, we are involved in a dispute with a customer over the scope of professional services to be provided under a work order. Management does not believe that a loss from this dispute is probable; however, no assurance can be given that this matter will be settled in our favor. An unfavorable resolution could potentially have a material impact on our consolidated financial position and results of operations. No such other claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial position and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has traded on the NASDAQ National Market under the symbol “DOCC” since April 6, 1998. At October 5, 2006, there were approximately 500 holders of record of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low trading prices for our Common Stock:

	High	Low
Fiscal 2006:
Fourth quarter	$8.33	$6.89
Third quarter	8.89	6.01
Second quarter	6.82	5.71
First quarter	7.49	6.05
Fiscal 2005:
Fourth quarter	$8.25	$5.95
Third quarter	10.95	6.65
Second quarter	10.15	8.50
First quarter	9.48	6.84

We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors, subject to bank consent, and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.

Issuer Purchases of Equity Securities

The following table provides information about our Common Stock repurchases during the quarter ended July 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
May 1, 2006 – May 31, 2006	0	0	0	1,000,000
June 1, 2006 – June 30, 2006	0	0	0	1,000,000
July 1, 2006 – July 31, 2006	4,000	$7.06	4,000	996,000
Total	4,000	$7.06	4,000	996,000

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended July 31, 2006, 2005, 2004, 2003, and 2002 has been derived from our audited financial statements. The following data should be read in conjunction with, and is qualified by, reference to our audited financial statements and the notes thereto, included elsewhere in this Form 10-K.

	Years ended July 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenues	$88,337	$79,177	$75,670	$74,941	$72,620
Operating income	$5,012	$4,399	$9,426	$7,256	$9,084
Income before income taxes	$5,173	$4,002	$9,191	$7,229	$9,865
Net income	$3,220	$2,506	$5,366	$3,945	$5,929
Net income per share:
Basic	$0.29	$0.24	$0.53	$0.31	$0.44
Diluted	$0.28	$0.22	$0.47	$0.28	$0.40
Weighted average number of shares outstanding:
Basic	10,923	10,651	10,154	12,780	13,458
Diluted	11,522	11,526	11,360	13,878	14,883

	July 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$4,454	$4,551	$10,746	$3,686	$13,150
Total assets	$65,309	$63,635	$59,239	$53,440	$55,750
Total debt, including lease obligations	$6,894	$10,841	$12,696	$16,828	$-0-
Stockholders’ equity	$31,502	$27,529	$22,799	$13,732	$33,064

Item 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, which include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Overview

Docucorp develops, markets and supports CCM solutions via a portfolio of proprietary information software, ASP hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information lifecycle—from acquisition of the first raw data point to final delivery of personalized information to the customer.

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

Operating in four key vertical markets, insurance, utilities, financial services and health care, we currently have an installed base of more than 1,300 customers worldwide. More than half of the 200 largest United States insurance companies use our software products and services, including nine of the top 10 life and health insurance companies, nine of the top 10 property and casualty insurance companies and more than 600 MGAs. Many of the largest North American health care, utility companies and major international financial services institutions use our products and services.

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

Our operating results are strongly tied to software license revenue. Software license sales have a high margin and ultimately drive additional professional services and maintenance revenues. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter part of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue accurately. Due to the nature of our software license sales, revenues and profits may vary from quarter to quarter.

For the year ended July 31, 2006, total revenue increased 12% to $88.3 million, net income increased 28% to $3.2 million and earnings per diluted share increased from $0.22 in the prior year to $0.28 in the current year. During fiscal 2006 revenue has grown for four consecutive quarters despite a smaller sales force than we had in the previous fiscal year, and without a Senior Sales and Marketing VP managing the sales and marketing organization. In addition, net income for the year ended July 31, 2006 was adversely impacted by $1.1 million in non-cash lease abandonment charges that were primarily for the abandonment of excess office space at our Atlanta, Georgia, office facility. This charge reduced earnings per diluted share by $0.06.

In September 2004, we completed the acquisition of Newbridge, a leading information services company for the health care market. Operating results of Newbridge are primarily reflected in our ASP hosting segment from the date of acquisition. Full integration of Newbridge with our Dallas ASP center was completed during the fourth quarter of fiscal 2005. Our revenue growth in the current year benefited from the Newbridge acquisition and the addition of a large ASP utilities outsourcing contract with Capgemini Energy (“Capgemini”) that was signed in the fourth quarter of the prior fiscal year. Our current year increase of 25% in ASP hosting revenue reflects the impact of a full year of operations for both of the Newbridge and Capgemini additions, as well as, revenue expansion from an existing utility customer that expanded its business processing during the current year.

Our operating results were also favorably impacted by improved utilization of our professional services staff that resulted in a 2% improvement in the gross profit percentage on revenues from professional services for the year ended July 31, 2006. This includes fees and expenses associated with our bi-annual user conference, DocuGroup, which reduced earnings per diluted shares by $0.01 and reduced our gross profit percentage on revenues from professional services from 24% to 23% in the current year. Gross profit as a percentage of maintenance revenue also improved 1% due to increased maintenance revenue and lower costs of providing maintenance support during the current year. Our license revenue was relatively flat when compared with the prior year and our cost of license revenue increased 20% due to higher software amortization and third party royalty costs resulting in lower gross profit from license revenue. However, the lower gross profit from license revenue was offset by lower sales and marketing costs for the year ended July 31, 2006.

In addition to the increased revenue and gross profit, our profitability for the year ended July 31, 2006 benefited from lower interest expense and favorable foreign currency changes during the current year.

Revenue from our EMEA operations improved 2% in fiscal 2006; however, EMEA operating results declined approximately $420,000 for the year ended July 31, 2006, which was primarily attributed to increased salaries and related personnel costs as we continue to invest for expansion in the EMEA market.

Our financial position remains strong with $9.8 million of cash on hand and available borrowings under our revolving credit facility of $20.0 million at July 31, 2006.

Critical Accounting Policies and Estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. We base our estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts due to different assumptions or conditions. The following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of our consolidated financial statements:

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

Valuation of long-lived and intangible assets and goodwill

We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived assets is not probable. Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset. Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” annually, during the third quarter, and whenever events and circumstances indicate that an impairment might be present. Our impairment analysis for our existing goodwill utilizes various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment charge was recognized during the fiscal year 2006; however, if our estimates of cash flows or other factors adversely change, an impairment charge might be recorded in the future.

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

Historical Operating Results for the Years Ended July 31, 2006, 2005 and 2004

The following table sets forth for the periods indicated selected consolidated statements of operations data. The information presented below, expressed in dollars and as a percentage of total revenues for the periods indicated, has been derived from our consolidated financial statements (dollars in thousands).

	Years ended July 31,
	2006	2005	2004
Revenues
ASP hosting	$33,884	$27,002	$23,332
Professional services	22,562	20,966	20,637
License	9,961	10,063	10,480
Maintenance	21,930	21,146	21,221
Total revenues	$88,337	$79,177	$75,670
Percentage relationship to total revenues
Revenues
ASP hosting	38%	34%	31%
Professional services	26	26	27
License	11	13	14
Maintenance	25	27	28
Total revenues	100	100	100
Cost of revenues
ASP hosting	34	31	25
Professional services	20	21	23
License	6	5	4
Maintenance	1	2	2
Total cost of revenues	61	59	54
Gross profit	39	41	46
Operating expenses
Product development	10	11	10
Sales and marketing	12	15	15
General and administrative	10	10	9
Loss on lease abandonment	1	0	0
Total operating expenses	33	36	34
Operating income	6	5	12
Other income, net	0	0	0
Income before income taxes	6	5	12
Provision for income taxes	2	2	5
Net income	4%	3%	7%

Comparative Analysis of Results for the Fiscal Years Ended July 31, 2006 and 2005

Revenues

The following table summarizes revenues (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2006	2005	% change
ASP hosting	$33,884	$27,002	25%
Professional services	22,562	20,966	8
License	9,961	10,063	(1)
Maintenance	21,930	21,146	4
Total revenues	$88,337	$79,177	12%

For the year ended July 31, 2006, total revenues increased approximately $9.2 million, or 12%, when compared to the prior year due to increases in ASP hosting, professional services and maintenance revenues. ASP hosting revenue grew 25%, or $6.9 million, when compared to the prior year. Approximately 51% of the increase in ASP hosting revenue was attributed to two customers that expanded their business through merger and acquisition, thereby increasing their processing needs, during the current year. In addition, revenue from the Capgemini contract, which began during the fourth quarter of the prior fiscal year, represented 31% of the increase in ASP hosting revenue during the current fiscal year. The ASP hosting revenue generated by Newbridge, which was acquired during the first quarter of the prior fiscal year, represented 14% of the increase in ASP hosting revenue. These increases were partially offset by a 19% decrease in ASP hosting revenue from an existing customer with accounts that continued to roll off during the year because this customer was acquired during fiscal 2004 by a company with print facilities of its own. Professional services revenue increased 8%, or $1.6 million, during the current fiscal year. This improvement was largely attributed to an increase in billable work performed primarily associated with new license revenue from customers in the insurance industry. Additionally, 10% of the professional services revenue growth was from EMEA and 10% of the improvement was attributed to revenue from DocuGroup, our bi-annual user conference, which was held in March of fiscal 2006. Maintenance revenue improved 4%, or $784,000, primarily due to maintenance agreements associated with new license sales, and license revenue of $10.0 million was relatively unchanged when compared to the prior year.

Backlog for our products and services was $57.4 million as of July 31, 2006, of which $29.8 million is scheduled to be satisfied within one year. Backlog has declined slightly when compared to $57.9 million at July 31, 2005. Backlog is primarily composed of recurring maintenance revenue for ongoing maintenance and support, software implementation and consulting services and ASP hosting services. Maintenance agreements generally have an initial non-cancelable term of up to three years and may generally be terminated after the initial term upon 30 to 60 days’ written notice. Software implementation and consulting services are principally performed under time and material agreements, of which some have cancellation provisions. The estimated future revenues with respect to software implementation and consulting are based on management’s estimate of revenues over the remaining life of the respective contract. ASP hosting agreements generally have one to five year terms and generally provide that fees are charged on a per transaction basis. Estimated future revenues of ASP hosting services are based on contractual monthly minimums multiplied by the remaining term of the respective contract or management’s estimate of revenues over the remaining life of the respective contract.

Cost of revenues

The following table summarizes cost of revenues (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2006	2005	% change
ASP hosting	$30,354	$24,195	25%
Professional services	17,434	16,563	5
License	5,030	4,199	20
Maintenance	1,322	1,524	(13)
Total cost of revenues	$54,140	$46,481	16%

Cost of ASP hosting revenue.   Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers. For the year ended July 31, 2006, cost of ASP hosting revenue increased 25%, or $6.2 million. The increase in ASP hosting expense during the current year was caused by a 53% increase in postage and supplies cost and a 13% increase in compensation costs. These increases in costs were a result of a 25% increase in our ASP business. For fiscal 2006 and 2005, cost of ASP hosting revenue was 90% of ASP hosting revenue. Cost as a percentage of ASP hosting revenue was unchanged despite a 25% increase in ASP hosting revenue. This was primarily due to the continued roll off of accounts from a high margin ASP customer that was acquired during fiscal 2004 by a company with print facilities of its own. The loss of this higher margin account offset the incremental profits associated with the increased ASP hosting revenue, resulting in cost of ASP hosting revenue as a percentage of ASP hosting revenue to remain unchanged. We expect the variable components of cost of ASP hosting revenue will continue to increase as ASP hosting revenue increases.

Cost of professional services revenue.   Cost of professional services revenue consists primarily of salary and personnel related costs incurred in providing implementation, integration, training and consulting services. For the year ended July 31, 2006, cost of professional services revenue increased $871,000, or 5%. Costs associated with our bi-annual user group conference held in March 2006 and higher travel and living costs accounted for 51% and 33%, respectively, of the increase in cost of professional services revenue. For the years ended July 31, 2006 and 2005, cost of professional services revenue represented 77% and 79% of professional services revenue, respectively. Excluding the revenues and expenses associated with DocuGroup, the bi-annual user conference, the cost of professional services would have been 76% of professional services revenue in the current year. The decrease in costs as a percentage of professional services revenue was primarily due to improved staff utilization. We expect the cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.

Cost of license revenue.   Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties. For fiscal 2006, cost of license revenue increased 20% to $5.0 million. Of this increase, 67% is due to additional software amortization expense primarily related to new products introduced to the marketplace during the past two years. The remaining 33% of the increase is attributed to increased third party royalties, primarily due to sales of the new Forms Integrity Manager product during the year ended July 31, 2006. These cost increases caused the cost of license revenue as a percentage of license revenue to increase to 51% during the current year compared to 42% for the prior year. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases for new products when they become generally available and if sales of products requiring third party royalties continue to increase.

Cost of maintenance revenue.   Cost of maintenance revenue consists primarily of salary and personnel related costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased 13%, or approximately $202,000, for the year ended July 31, 2006, primarily due to a reduction in maintenance staffing during fiscal 2006 that was enabled by a lower demand for support of our mature legacy products. For the years ended July 31, 2006 and 2005, cost of maintenance revenue represented 6% and 7% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and as we extend customer support hours to accommodate our customers’ request for extended hours of coverage.

Operating expenses

The following table summarizes operating expenses (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2006	2005	% change
Product development	$8,964	$8,555	5%
Sales and marketing	10,776	11,781	(9)
General and administrative	8,345	7,961	5
Loss on lease abandonment	1,100	0	100
Total operating expenses	$29,185	$28,297	3%

Product development.   Product development expense consists primarily of salary and personnel related costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the year ended July 31, 2006, product development expense increased 5% to $9.0 million, primarily due to an increase in incentive compensation as certain performance goals and bonus plan incentives were achieved.

Sales and marketing.   Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. For the year ended July 31, 2006, sales and marketing expense decreased $1.0 million, or 9%, primarily due to a decrease in salaries and personnel related costs as a result of a reduction in staffing levels within our sales organization.

General and administrative.   General and administrative expense consists primarily of salary and personnel related costs for accounting, human resources, legal and information technology, as well as outside legal, accounting and other services. General and administrative expense increased 5% to $8.4 million for the year ended July 31, 2006. This increase is primarily due to an increase in incentive compensation as certain bonus plan incentives were achieved during fiscal 2006.

Loss on lease abandonment.   The loss on lease abandonment was primarily for the abandonment of excess space at our office facility in Atlanta, Georgia. In fiscal 2002, we entered into an operating lease agreement which required us to take 15,154 sq. ft. of additional office space for future lease expansion. During the fourth quarter of fiscal 2006, based on changes in our business, we determined that we no longer intended to utilize this extra space and we began pursuing opportunities to sublease this space in an effort to reduce the continuing net cash expense for this facility. As a result, a non-cash charge of approximately $1.0 million was recognized during the fourth quarter of fiscal 2006 based on the discounted value of the remaining lease obligation through December 2012, net of an anticipated recovery from estimated sublease activity. At July 31, 2006, approximately $1.0 million was included in our liability for lease obligations.

During fiscal 2005, we recorded as part of our purchase price allocation an abandoned facility provision of approximately $462,000 associated with abandoning Newbridge’s corporate headquarters and print center. During the year ended July 31, 2006, an additional $74,000 was recorded for this abandonment. At July 31, 2006, the remaining liability was approximately $237,000 and will be paid in fiscal 2007. This balance was included in our liability for lease obligations.

Our total obligations under operating leases that relate to abandoned facilities are $1.3 million at July 31, 2006.

Interest expense

Interest expense is composed of interest incurred on our debt obligations and capital leases. For the year ended July 31, 2006, interest expense decreased $195,000, primarily due to repayments of our principal balance on our bank term note.

Other income, net

Other income, net, increased $363,000 for the year ended July 31, 2006, primarily due to favorable fluctuations on foreign currency exchange rates and a $155,000 increase in interest income primarily attributed to increased interest rates during the current year. For the year ended July 31, 2006, our foreign currency exchange rate gain was $174,000, as compared to a foreign currency exchange rate loss of $34,000 for the year ended July 31, 2005.

Provision for income taxes

The effective tax rate for the years ended July 31, 2006 and 2005 was 38% and 37%, respectively. The increase in the effective rate from the prior year is primarily due to current year operating losses in EMEA, for which we did not recognize a tax benefit. We used a portion of our net operating loss carryforwards to offset our current tax liability for the years ended July 31, 2006 and 2005.

Comparative Analysis of Results for the Fiscal Years Ended July 31, 2005 and 2004

Revenues

The following table summarizes revenues (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2005	2004	% change
ASP hosting	$27,002	$23,332	16%
Professional services	20,966	20,637	2
License	10,063	10,480	(4)
Maintenance	21,146	21,221	0
Total revenues	$79,177	$75,670	5%

For the year ended July 31, 2005, total revenues increased approximately $3.5 million or 5%, due primarily to an increase in ASP hosting revenue and professional services revenue, partially offset by a decrease in license revenue. ASP hosting revenue grew 16%, or $3.7 million, when compared to the prior year, primarily due to the addition of revenue related to the acquisition of Newbridge of $5.9 million and revenue of approximately $400,000 generated by a large outsourcing contract which was signed during the fourth quarter with Capgemini. Partially offsetting these increases was a decline of approximately $1.2 million in ASP hosting revenue from an existing customer with multiple accounts that rolled off over the last 12 months as this customer was acquired by a company with its own print facilities. Lower pricing on renewing accounts due to competitive pricing pressures also resulted in a reduction to ASP hosting revenue of approximately $450,000. Professional services revenue increased 2%, or $329,000, due largely to an increase in revenue generated by our EMEA professional services operations of approximately $230,000 and an 8% improvement in billing rates for our domestic professional services. License revenue of $10.1 million declined 4% for the year ended July 31, 2005, as a result of a 17% decline in license sales in North America, largely offset by a $1.2 million increase in license revenue in EMEA. Maintenance revenue decreased approximately $75,000 in fiscal 2005 due to certain legacy customers consolidating multiple existing licenses when upgrading to enterprise-wide versions of our latest technology.

Cost of revenues

The following table summarizes cost of revenues (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2005	2004	% change
ASP hosting	$24,195	$19,023	27%
Professional services	16,563	16,985	(2)
License	4,199	3,232	30
Maintenance	1,524	1,340	14
Total cost of revenues	$46,481	$40,580	15%

Cost of ASP hosting revenue.   For the year ended July 31, 2005, cost of ASP hosting revenue increased 27%, or $5.2 million, primarily due to the operating expenses associated with Newbridge of $5.6 million. For fiscal 2005 and 2004, cost of ASP hosting revenue represented 90% and 82% of ASP hosting revenue, respectively. The increase in cost as a percentage of ASP revenue is due primarily to a decrease in revenue from an existing customer with multiple accounts, which rolled off over the last 12 months as a result of this customer being acquired by a company with its own print facilities and lower pricing on renewing accounts. Additionally, expenses of approximately $600,000 to integrate Newbridge into our expanded Dallas hosting center adversely impacted our margins.

Cost of professional services revenue.   For the year ended July 31, 2005, cost of professional services revenue decreased $422,000, or 2%. This decline is primarily due to costs associated with our bi-annual user group conference held in March 2004. For the years ended July 31, 2005 and 2004, cost of professional services revenue represented 79% and 82% of professional services revenue, respectively. The decrease in costs as a percentage of professional services revenue is primarily due to a 3% improvement in staff utilization, an 8% increase in average billing rates and a reduction of approximately $400,000 for costs associated with the user group conference held in the prior year.

Cost of license revenue.   For fiscal 2005, cost of license revenue increased 30% to $4.2 million. The increase is primarily due to additional amortization expense of approximately $1.0 million related to new products introduced to the marketplace during fiscal 2005.

Cost of maintenance revenue.   Cost of maintenance revenue increased 14%, or approximately $184,000, for the year ended July 31, 2005, primarily due to an increase in customer support costs from our EMEA operations. For the years ended July 31, 2005 and 2004, cost of maintenance revenue represented 7% and 6% of maintenance revenue, respectively.

Operating expenses

The following table summarizes operating expenses (in thousands) and the percent change over the prior year:

	Year ended July 31,
	2005	2004	% change
Product development	$8,555	$7,974	7%
Sales and marketing	11,781	11,167	5
General and administrative	7,961	6,523	22
Total operating expenses	$28,297	$25,664	10%

Product development.   For the year ended July 31, 2005, product development expense increased 7% to $8.6 million, primarily due to an increase in salary and personnel related costs associated with additions to our product development staff.

Sales and marketing.   For the year ended July 31, 2005, sales and marketing expense increased approximately $614,000, or 5%, primarily due to increased salary and personnel related costs.

General and administrative.   General and administrative expense increased 22%, or approximately $1.4 million, for the year ended July 31, 2005. This increase is primarily due to costs associated with Sarbanes-Oxley compliance of approximately $675,000 and increased salary and personnel related costs of approximately $370,000.

Interest expense

For the year ended July 31, 2005, interest expense decreased $50,000, as interest expense on our bank term note and capital leases decreased approximately $185,000 due to lower principal balances. This decrease was partially offset by additional interest expense of approximately $135,000 attributed to the assumption of capital leases from the Newbridge acquisition.

Other income, net

Other income, net, decreased $212,000 for the year ended July 31, 2005, primarily due to losses incurred on foreign currency exchange rates in the current year, partially offset by an increase in interest income of $119,000 due to improved interest rates. For the year ended July 31, 2005, our foreign currency exchange rate loss was $34,000, as compared to a foreign currency exchange rate gain of $297,000 for the year ended July 31, 2004.

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

Liquidity and Capital Resources

At July 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $9.8 million and our revolving credit facility of $20.0 million. Cash and cash equivalents for the year ended July 31, 2006, increased $1.4 million from $8.4 million at July 31, 2005, despite $2.4 million of cash used to acquire our Common Stock and $1.8 million paid for income taxes during the current year.

During the year ended July 31, 2006, we generated $14.8 million in cash flows from operating activities compared to $12.0 million for the year ended July 31, 2005. The increase over the prior year was primarily a result of improved operating results and changes in other working capital accounts. Significant changes in assets and liabilities for the year ended July 31, 2006 that impacted cash flows from operating activities include an increase in accounts payable of $885,000 due to the timing of cash disbursements in the ordinary course of business and an increase of $775,000 in accrued expenses largely attributed to an increase in personnel incentive costs as certain performance goals and bonus plan incentives were achieved during fiscal 2006. In addition, we have focused attention on accelerating the collection of accounts receivable. As a result, our days sales outstanding have improved by 12 days for the year ended July 31, 2006.

During the years ended July 31, 2006 and 2005, cash used in investing activities was $8.4 million and $10.9 million, respectively. This decrease is primarily due to the use of $2.5 million in the prior year for the purchase of Newbridge. Cash used for the purchase of property and equipment was $3.5 million and $3.2 million for the years ended July 31, 2006 and 2005, respectively. Property and equipment purchased during fiscal 2006 was primarily for ASP equipment while prior year expenditures were primarily for the relocation of our corporate headquarters, expansion of our Dallas ASP center for the integration of the Newbridge operations and purchases of equipment primarily used in our ASP operations. Cash used in the investment of capitalized software development costs was $5.0 million and $5.2 million for the years ended July 31, 2006 and 2005, respectively.

Cash used in financing activities was $5.0 million for each of the years ended July 31, 2006 and 2005. During the year ended July 31, 2006, cash used in financing activities primarily related to payments under our bank term note of $3.6 million and payments under capital lease obligations of $1.5 million. In addition, we repurchased 396,841 shares of our Common Stock for $2.4 million during the current year. These uses of cash were partially offset by $1.7 million of proceeds from the exercise of stock options. For the year ended July 31, 2005, cash used in financing activities primarily related to repayments of our bank term note of $3.6 million, principal payments made under the assumed debt obligations of Newbridge of $1.2 million and payments under capital lease obligations of $1.4 million, partially offset by proceeds received from the exercise of stock options of $1.0 million.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007. For each of the years ended July 31, 2006 and 2005, we made payments of $777,000 related to these leases.

With the acquisition of Newbridge in September 2004, we assumed several capital lease obligations in the aggregate amount of $2.3 million. These leases require monthly payments of principal and interest of $51,000. The Newbridge leases expire at varying dates over the next two years. For the years ended July 31, 2006 and 2005, we made payments of $622,000 and $759,000, respectively, under these leases.

On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 shares of Common Stock from Safeguard Scientifics, Inc (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $3.3 million is outstanding at July 31, 2006. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

As of July 31, 2006, we had approximately 5.2 million shares of treasury stock at an average per share cost of $5.59. In March 2006, we amended the stock repurchase program to authorize the repurchase of up to 1.0 million additional shares of Common Stock. At July 31, 2006, 4,000 shares have been repurchased under the amended program. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9.8 million shares of our Common Stock at an average purchase price of $5.39.

Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

During June 2006, the revolving bank credit facility was amended to increase the maximum credit amount from $10.0 million to $20.0 million, and extended the maturity date to November 1, 2009.  The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. Under the credit facility and our bank note, we are required to maintain certain financial and non-financial covenants. As of July 31, 2006, there were no borrowings under the revolving bank credit facility. Based on the financial covenants, availability of funds under our revolving bank credit facility was $ 20.0 million at July 31, 2006.

Our liquidity needs are expected to arise primarily from the repayment of debt, payments of obligations under capital leases, funding the continued software development activities, potential purchases of our Common Stock, enhancement and support of our software offerings and sales and marketing costs associated with expansion in new vertical and international markets. A portion of our cash or borrowings under our revolving credit facility could be used to acquire complementary businesses or obtain the right to use complementary technologies.

Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technology changes, reduction in capital expenditures by our customers and intense competition, among other factors. Operating leases are our only off balance sheet arrangements.

We currently anticipate that existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, will be sufficient to satisfy our operating cash needs for the next 12 months. The following is a schedule of our future contractual cash obligations as of July 31, 2006 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating leases	$25,424	$4,057	$7,383	$7,125	$6,859
Capital lease obligations	2,258	1,351	907	0	0
Debt obligations, including interest	3,521	3,378	143	0	0
Total contractual cash obligations	$31,203	$8,786	$8,433	$7,125	$6,859

Recently issued accounting guidance

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2008. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and commercial paper. We have fixed rate debt instruments of $3.5 million as of July 31, 2006. For further discussion see Note 6 to the Consolidated Financial Statements.

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

For the year ended july 31, 2006 and 2005, 7% and 8%, respectively, of our revenues were denominated in british pounds. For each of the years ended july 31, 2006 and 2005, 8% of our costs of revenue and operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations on an annual basis; however, there can be no guarantees that it will not have a material impact in the future. The exposure to fluctuations in currency exchange rates will increase as we expand operations outside the United States.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this annual report on Form 10-K beginning on page F-1 and are incorporated into this item by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

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

Management has evaluated the effectiveness of our internal control over financial reporting as of July 31, 2006 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of July 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006, has been audited by Grant Thornton LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears immediately following this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended July 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Docucorp International, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Docucorp International, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the company as of July 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2006, and our report dated October 11, 2006, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
October 11, 2006

ITEM 9B.       OTHER INFORMATION

None

Part III

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year; provided that if such proxy statement is not filed with the Commission in such 120-day period, an amendment to this Form 10-K shall be filed no later than the end of the 120-day period.

Item 10.         Directors and Executive Officers of the Registrant

Information with respect to Directors of Docucorp is set forth in the Proxy Statement (to be filed on or before October 28, 2006) under the heading “Directors and Executive Officers,” which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer and our Senior Financial Officers. Our code of ethics may be viewed at and obtained, free of charge, from our Internet website: http://www.docucorp.com.

Item 11.         Executive Compensation

Information with respect to executive compensation is set forth in the Proxy Statement (to be filed on or before October 28, 2006) under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTER

Information with respect to security ownership of certain beneficial owners and management and related stockholder matter is set forth in the Proxy Statement (to be filed on or before October 28, 2006) under the heading “Beneficial Ownership of Common Stock,” which information is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth in the Proxy Statement (to be filed on or before October 28, 2006) under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.         Principal accounting fees and services

Information with respect to principal accounting fees and services is set forth in the Proxy Statement (to be filed on or before October 28, 2006) under the heading “Fees Paid to, and Independence of, Auditors,” which information is incorporated herein by reference.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

(a)           The following is a list of the consolidated financial statements, which are included in this Form 10-K.

1.                Financial Statements:   The financial statements, related notes thereto and the Reports of Independent Registered Public Accounting Firms required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2.                Financial Statement Schedule:   The following financial statement schedule for the fiscal years ended July 31, 2006, 2005 and 2004 is filed as part of this Form 10-K beginning on page 40 and should be read in conjunction with our consolidated financial statements and related notes thereto.

•        Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)          Exhibits:

3.1	Certificate of Incorporation. (filed as exhibit 3.1 to the Company’s Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)
3.2	Bylaws. (filed as exhibit 99.1 to the Company’s August 18, 2005 Form 8-K and incorporated herein by reference)
10.1	Credit Agreement between the Registrant and Comerica Bank-Texas (filed as exhibit 10 to the Company’s Form 10-Q for the period ended April 30, 2002 and incorporated herein by reference)
10.2

Employment Agreement between Michael D. Andereck and the Registrant dated January 15, 1997. (filed as exhibit 10.2 to the Company’s Registration Statement on Form S-4 No. 333-22225 and incorporated herein by reference)

10.3	1997 Equity Compensation Plan. (filed as exhibit 10.3 to the Company’s 1997 Annual Report on Form 10-K and incorporated herein by reference)
10.4

Asset Purchase Agreement dated as of September 24, 2004 between Newbridge Corporation and Docucorp International, Inc. (filed as exhibit 10.4 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

10.5

Form of Restricted Stock Agreement dated August 22, 2005 between certain executive officers and Docucorp International Inc. (filed as exhibit 10.5 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

10.6

Employment Agreement between J. Robert Gary and the Registrant dated May 1, 2006 (filed as exhibit 10.1 to the Company’s Form 10-Q for the period ended April 30, 2006 and incorporated herein by reference)

10.7	Fourth Amendment to Credit Agreement (filed as exhibit 00.1 to the Company June 15, 2006 Form 8-K and incorporated herein by reference)
10.8	Form of Bonus Plan for Executive Officers (filed as exhibit 10.1 to the Company August 4, 2006 Form 8-K and incorporated herein by reference)
21.1	Subsidiaries of the Registrant (filed as exhibit 21.1 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas.

DOCUCORP INTERNATIONAL, INC.
(Registrant)
/s/ MICHAEL D. ANDERECK	Date	October 11, 2006
Michael D. Andereck
President, Chief Executive Officer, and Director

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

/s/ MICHAEL D. ANDERECK	Date	October 11, 2006
Michael D. Andereck
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
/s/ J. ROBERT GARY	Date	October 11, 2006
J. Robert Gary
Senior Vice President, Finance
And Administration
(Principal Financial Officer)
/s/ MILLEDGE A. HART, III	Date	October 11, 2006
Milledge A. Hart, III
Chairman of the Board
/s/ ANSHOO S. GUPTA	Date	October 11, 2006
Anshoo S. Gupta
Director
/s/ JOHN D. LOEWENBERG	Date	October 11, 2006
John D. Loewenberg
Director
/s/ GEORGE F. RAYMOND	Date	October 11, 2006
George F. Raymond
Director
/s/ ARTHUR R. SPECTOR	Date	October 11, 2006
Arthur R. Spector
Director
/s/ ED L. HOLCOMB	Date	October 11, 2006
Ed L. Holcomb
Controller
(Principal Accounting Officer)

Valuation and Qualifying Accounts
Years ended July 31, 2006, 2005 and 2004
Schedule II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
2006
Allowance for doubtful accounts	$292,571	$201,056	$(14,856)	$478,771
Valuation allowance against deferred tax assets	$2,796,004	$115,930	$-0-	$2,911,934
2005
Allowance for doubtful accounts	$375,000	$166,257	$(248,686)	$292,571
Valuation allowance against deferred tax assets	$2,792,105	$3,899	$-0-	$2,796,004
2004
Allowance for doubtful accounts	$562,159	$145,139	$(332,298)	$375,000
Valuation allowance against deferred tax assets	$2,432,566	$359,539	$-0-	$2,792,105

        (a) Deductions from the allowance for doubtful accounts relate to the utilization of the valuation and qualifying accounts for specific items for which they were established in the accounts receivable account.

DOCUCORP INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Docucorp International, Inc.:

We have audited the accompanying consolidated balance sheet of Docucorp International, Inc. and Subsidiaries as of July 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Docucorp International, Inc. and Subsidiaries as of July 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Docucorp International, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Dallas, Texas
October 11, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Docucorp International, Inc.:

In our opinion, the consolidated balance sheet as of July 31, 2005 and the related consolidated statements of operations and comprehensive income, of cash flows, and stockholders’ equity for the years ended July 31, 2005 and 2004 listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Docucorp International, Inc. and its subsidiaries at July 31, 2005, and the results of their operations and their cash flows for the years ended July 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
October 11, 2005, except for Note 7,
as to which the date is October 11, 2006

Docucorp International, Inc.
Consolidated Balance Sheets
July 31, 2006 and 2005
(in thousands, except share and per share amounts)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,829	$8,381
Accounts receivable, net of allowance of $479 and $293, respectively	16,918	17,132
Current portion of deferred taxes	363	170
Income tax receivable	248	248
Other current assets	2,905	2,559
Total current assets	30,263	28,490
Property and equipment, net of accumulated depreciation of $24,156 and $20,122, respectively	9,674	10,261
Software development costs, net of accumulated amortization of $30,274 and $25,909, respectively	14,301	13,687
Goodwill	9,842	9,842
Identifiable intangible, net of accumulated amortization of $290 and $113, respectively	730	907
Other assets	499	448
Total assets	$65,309	$63,635
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,322	$2,423
Accrued liabilities:
Accrued compensation	3,453	3,067
Other	1,625	1,491
Income taxes payable	531	403
Current portion of lease obligations	1,845	1,459
Current portion of long-term debt	3,324	3,617
Deferred revenue	11,709	11,479
Total current liabilities	25,809	23,939
Deferred taxes	4,772	5,178
Long-term lease obligations	1,588	2,303
Long-term debt	137	3,462
Other long-term liabilities	1,501	1,224
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	45,915	48,035
Treasury stock at cost, 5,185,109 and 5,458,912 shares, respectively	(28,991)	(30,347)
Retained earnings	14,948	12,268
Unearned compensation	0	(2,100)
Foreign currency translation adjustment	(536)	(493)
Total stockholders’ equity	31,502	27,529
Total liabilities and stockholders’ equity	$65,309	$63,635

See accompanying notes to consolidated financial statements.

Docucorp International, Inc.

Consolidated Statements of Operations and

Comprehensive Income

For the Years Ended July 31, 2006, 2005 and 2004
(in thousands, except per share amounts)

	2006	2005	2004
Revenues
ASP hosting	$33,884	$27,002	$23,332
Professional services	22,562	20,966	20,637
License	9,961	10,063	10,480
Maintenance	21,930	21,146	21,221
Total revenues	88,337	79,177	75,670
Cost of revenues
ASP hosting	30,354	24,195	19,023
Professional services	17,434	16,563	16,985
License	5,030	4,199	3,232
Maintenance	1,322	1,524	1,340
Total cost of revenues	54,140	46,481	40,580
Gross profit	34,197	32,696	35,090
Operating expenses
Product development	8,964	8,555	7,974
Sales and marketing	10,776	11,781	11,167
General and administrative	8,345	7,961	6,523
Loss on lease abandonment	1,100	0	0
Total operating expenses	29,185	28,297	25,664
Operating income	5,012	4,399	9,426
Interest expense	(375)	(570)	(620)
Other income, net	536	173	385
Income before income taxes	5,173	4,002	9,191
Provision for income taxes	1,953	1,496	3,825
Net income	$3,220	$2,506	$5,366
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(43)	8	(200)
Comprehensive income	$3,177	$2,514	$5,166
Basic net income per share	$0.29	$0.24	$0.53
Weighted average basic shares outstanding	10,923	10,651	10,154
Diluted net income per share	$0.28	$0.22	$0.47
Weighted average diluted shares outstanding	11,522	11,526	11,360

See accompanying notes to consolidated financial statements.

Docucorp International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$3,220	$2,506	$5,366
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	697	577	48
Depreciation and amortization	4,242	4,089	3,455
Amortization of capitalized software	4,365	3,813	2,830
Loss on lease abandonment	1,100	0	0
Loss (gain) on foreign currency	(167)	125	(266)
Provision for doubtful accounts	201	166	145
Deferred income taxes	(208)	285	2,803
Tax benefit related to stock option exercises	(674)	466	1,860
Changes in operating assets and liabilities:
Accounts receivable	134	146	(715)
Income tax receivable	0	569	257
Other assets	(377)	284	553
Accounts payable	885	(574)	(185)
Accrued liabilities	775	(54)	(1,150)
Income taxes payable	411	245	(265)
Deferred revenue	185	(613)	(517)
Net cash provided by operating activities	14,789	12,030	14,219
Cash flows from investing activities
Purchase of Newbridge	0	(2,482)	0
Proceeds from sale of property and equipment	70	0	0
Purchase of property and equipment	(3,532)	(3,223)	(1,464)
Capitalized software development costs	(4,979)	(5,231)	(5,532)
Net cash used in investing activities	(8,441)	(10,936)	(6,996)
Cash flows from financing activities
Principal payments under lease obligations	(1,452)	(1,355)	(582)
Principal payments under debt obligations	(3,618)	(4,781)	(3,550)
Purchase of treasury stock	(2,385)	0	0
Tax benefit related to stock option exercises	674	0	0
Proceeds from exercise of options	1,708	964	1,802
Proceeds from stock issued to employees under Employee Stock Purchase Plan (“ESPP”)	102	209	191
Net cash used in financing activities	(4,971)	(4,963)	(2,139)
Effect of exchange rates on cash flows	71	(86)	(17)
Net increase (decrease) in cash and cash equivalents	1,448	(3,955)	5,067
Cash and cash equivalents at beginning of year	8,381	12,336	7,269
Cash and cash equivalents at end of year	$9,829	$8,381	$12,336

See supplemental activities disclosed in Notes 5, 6 and 8.

See accompanying notes to consolidated financial statements.

Docucorp International, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended July 31, 2006, 2005 and 2004
(in thousands, except share amounts)

	Common Stock	Additional paid-in capital	Treasury Stock	Retained Earnings	Unearned compensation	Foreign currency translation adjustment	Total
Balance at July 31, 2003	$166	45,466	(37,865)	6,266	$0	(301)	13,732
Exercise of stock options to purchase 676,047 shares of Common Stock		(145)	3,758	(1,811)			1,802
Issuance of 55,000 shares of Restricted Stock		145	305		(450)		0
Issuance of 29,898 shares of Common Stock to employees under ESPP		24	167				191
Stock based compensation					48		48
Tax benefit from stock option exercises		1,860					1,860
Foreign currency translation adjustment						(200)	(200)
Net income				5,366			5,366
Balance at July 31, 2004	166	47,350	(33,635)	9,821	(402)	(501)	22,799
Exercise of stock options to purchase 277,379 shares of Common Stock		(519)	1,542	(59)			964
Issuance of 268,357 shares of Restricted Stock		568	1,492		(2,060)		0
Issuance of 31,116 shares of Common Stock to employees under ESPP		36	173				209
Issuance of 14,665 shares of Common Stock		39	81		(120)		0
Stock based compensation		95			482		577
Tax benefit from stock option exercises		466					466
Foreign currency translation adjustment						8	8
Net income				2,506			2,506
Balance at July 31, 2005	166	48,035	(30,347)	12,268	(2,100)	(493)	27,529
Adoption of FAS 123R		(2,100)			2,100		0
Exercise of stock options to purchase 478,703 shares of Common Stock		(424)	2,672	(540)			1,708
Issuance of 158,500 shares of Restricted Stock		(883)	883				0
Issuance of 15,527 shares of Common Stock to employees under ESPP		15	87				102
Issuance of 17,914 shares of Common Stock		(99)	99				0
Stock based compensation		697					697
Purchase of 396,841 shares of Treasury Stock			(2,385)				(2,385)
Tax benefit from stock option exercises		674					674
Foreign currency translation adjustment						(43)	(43)
Net income				3,220			3,220
Balance at July 31, 2006	$166	$45,915	$(28,991)	$14,948	$0	$(536)	$31,502

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Basis of presentation and summary of significant accounting policies

Docucorp International, Inc. (“Docucorp”), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. (“FormMaker”) by Image Sciences, Inc (“Image Sciences”). The accompanying consolidated financial statements include the accounts of Docucorp and our wholly owned subsidiaries, Image Sciences, FormMaker, EZPower Systems, Maitland Software, Newbridge Information Services, Matrix Digital Technologies and Docucorp Europe Ltd. All intercompany accounts and transactions have been eliminated in consolidation. We operate primarily in the United States, Canada and Europe.

We develop, market and support Customer Communication Management (“CCM”) solutions via a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information. We support the entire information life cycle—from acquisition of the first raw data point to final delivery of personalized information to the customer. The majority of our business is currently derived from companies in the insurance industry.

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

Notes to Consolidated Financial Statements (Continued)

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

Accounts receivable

Accounts receivable is composed of billed and unbilled accounts receivable. Unbilled accounts receivable includes amounts recognized as revenue, primarily software license, for which the payments are not yet due and therefore, have not yet been billed. Accounts receivable consists of the following at July 31 (in thousands):

	2006	2005
Trade	$15,246	$15,421
Unbilled	2,026	1,850
Other	125	154
	$17,397	$17,425

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

Notes to Consolidated Financial Statements (Continued)

The following are the changes in the allowance for doubtful accounts during the years ended July 31 (in thousands):

	2006	2005	2004
Balance at beginning of period	$293	$375	$562
Provision for uncollectible accounts receivable	201	166	145
Losses sustained, net of recoveries	(15)	(248)	(332)
Balance at end of period	$479	$293	$375

Fair value of financial instruments

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, bank term note and Newbridge debt. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments. The fair market value of our bank term note and Newbridge debt approximate their carrying values based upon current market rates of interest.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires all derivative instruments be recorded on the balance sheet at fair value. Currently, we do not hold derivative instruments or engage in hedging activities.

Property and equipment, depreciation and amortization

Property and equipment are carried at cost, less accumulated depreciation and amortization. Software developed for internal use is accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation and amortization are computed over the estimated service lives using the straight-line method. Amortization of assets recorded under capital leases was $828,000 for the year ended July 31, 2006 and is included in depreciation expense. Cumulative amortization on capital leases was approximately $2.7 million as of July 31, 2006. Estimated service lives are as follows:

Leasehold improvements	Lesser of useful life or lease term
Computer equipment	4-5 years
Furniture and fixtures	5 years
Equipment under capital leases	Lesser of useful life or lease term

Costs related to repairs and maintenance are expensed as incurred. Major renewals and betterments are capitalized and depreciated over the assets’ remaining estimated service lives. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts with any resulting gain or loss included in income.

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred and are included in

Notes to Consolidated Financial Statements (Continued)

product development expense. The cost of capitalized software is amortized on a straight-line basis to cost of license revenue over its estimated useful life, generally three to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess the impairment of goodwill within our reporting units annually, during the third quarter, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the year ended July 31, 2006, there was no impairment of goodwill. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to

Notes to Consolidated Financial Statements (Continued)

make under these indemnification agreements is unlimited; however, we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2006 and 2005.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software will operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At July 31, 2006 and 2005, we did not have material product warranty liabilities.

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

Translation of foreign currencies

We translate the financial statements of our European subsidiary into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of our European subsidiary, whose functional currency is other than the U.S. dollar, are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and the translation of our intercompany loan to a consolidated foreign subsidiary are recognized in other income as incurred. All other translation adjustments are reflected in stockholders’ equity as part of other comprehensive income.

Treasury stock

We account for Treasury Stock using the cost method. Gains on sales of Treasury Stock are credited to Additional Paid-in Capital (“APIC”), and losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to Retained Earnings. Shares of our Common Stock are issued from our treasury shares as stock options are exercised and restricted shares are granted.

In February 2006, we repurchased 392,841 shares of our Common Stock in a private transaction. The purchase price was $6.00 per share and was funded with available cash on hand. In March 2006, we amended the stock repurchase program to authorize the repurchase of up to one million additional shares of Common Stock. At July 31, 2006, 4,000 shares have been repurchased under the amended plan. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9,763,000 shares of stock at an average purchase price of $5.39.

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

Notes to Consolidated Financial Statements (Continued)

Net income per share

Our basic and diluted net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and unvested restricted stock awards, using the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and the unrecognized compensation on unvested restricted stock in computing diluted net income per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and unvested restricted stock will have a dilutive effect under the treasury stock method only when the average market price of common stock during the period exceeds the exercise price of the options or the average price computed from the unamortized compensation associated with unvested restricted stock. Following is a reconciliation of the shares used in computing basic and diluted net income per share for the years ended July 31 (in thousands):

	2006	2005	2004
Shares used in computing basic net income per share	10,923	10,651	10,154
Dilutive effect of stock options and unvested restricted stock	599	875	1,206
Shares used in computing diluted net income per share	11,522	11,526	11,360

At July 31, 2006, options to purchase approximately 50,000 shares of Common Stock at an average exercise price of $13.50 per share were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise price was greater than the average market price of the Common Stock for the period. At July 31, 2005 and 2004, there were approximately 348,000 and 50,000 anti-dilutive options to purchase Common Stock at an average exercise price of $8.23 and $13.50 per share, respectively.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123R on a modified prospective basis beginning August 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. With the adoption of SFAS 123R, we reclassified $2.1 million for unearned compensation on restricted stock grants to additional paid in capital. In addition, we followed the transition method for calculating the excess tax benefits available to absorb any future tax deficiencies that will be recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”). Tax deficiencies arise when actual tax benefits realized upon the exercise of stock options are less than the recorded tax benefit. We determined our APIC pool utilizing the alternative transition method.

In July 2005, the Compensation Committee of our Board of Directors approved the full vesting of all options then outstanding with vesting dates occurring after July 31, 2005. This action was taken to reduce the expense related to unvested stock option awards under SFAS 123R. The vesting of approximately 451,000 options to approximately 130 option holders was accelerated, of which approximately

Notes to Consolidated Financial Statements (Continued)

137,000 options had an exercise price greater than our closing stock price on the modification date. Under the guidance of APB 25 and the Financial Accounting Standard Board Interpretation No. 44, the accelerated vesting resulted in a stock-based compensation charge of approximately $100,000, which is included in our results for the year ended July 31, 2005.

For the year ended July 31, 2006, no stock-based compensation expense related to stock options was recorded with the adoption of SFAS 123R, since all outstanding stock options were fully vested at July 31, 2005 and no stock options were granted during fiscal 2006. Stock-based compensation expense of $697,000, $577,000 and $48,000 for the years ended July 31, 2006, 2005 and 2004, respectively, relates to restricted stock grants and the accelerated vesting of stock options in fiscal 2005. Tax benefits from stock option exercises of $674,000 for the year ended July 31, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the years ended July 31, 2005 and 2004, the tax benefits from stock option exercises of $466,000 and $1.9 million were reflected as a cash inflow to cash provided by operating activities.

Prior to August 1, 2005, we accounted for stock-based compensation under the recognition and measurement principles of APB 25 and related Interpretations. For periods prior to August 1, 2005, stock-based compensation cost related to options is not reflected in net income, as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the pro forma effect on net income and net income per share for the years ended July 31 as if we had applied the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	2005	2004
Net income as reported	$2,506	$5,366
Less, stock-based compensation expense under fair value based methods, net of tax of $489k and $670k, respectively	(818)	(945)
Pro forma net income	$1,688	$4,421
Net income per share:
As reported
Basic	$0.24	$0.53
Diluted	$0.22	$0.47
Pro forma
Basic	$0.16	$0.44
Diluted	$0.15	$0.39

There were no options granted during the years ended July 31, 2006 and 2005. The weighted average fair value of options granted during the year ended July 31, 2004 was $3.41 per option. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk-free interest rate of 3.18%; no expected dividend yield; expected life of 4.50 years, and volatility of 62.8%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have

Notes to Consolidated Financial Statements (Continued)

characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

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

Advertising costs

We expense advertising costs as incurred. Advertising expense for each of the years ended July 31, 2006, 2005 and 2004 was $1.2 million.

Royalty costs

We incur royalty costs associated with the licensing of certain software products. These fees vary based upon the terms of the royalty agreement. Royalty costs for the years ended July 31, 2006, 2005 and 2004, were approximately $665,000, $386,000 and $423,000, respectively.

Recently issued accounting guidance

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2008. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisition

On September 24, 2004, we acquired the assets of Newbridge Corporation, which include the capital stock of Newbridge Information Services, Inc. and Matrix Digital Technologies, Inc. (collectively, “Newbridge”). Newbridge is a leading information services company for the health care market. Newbridge composes, produces and distributes health care provider directories, ID cards and policy kits, as well as provides health care provider information over the Internet. Operating results of Newbridge are primarily included in the ASP hosting segment of our financial statements from the effective date of the acquisition.

The purchase price for the transaction was approximately $4.0 million, comprised of approximately $2.6 million paid in cash and $1.4 million of net liabilities assumed. The purchase price allocation consists of assets acquired of approximately $5.1 million, including $1.0 million for the acquired customer relationships, liabilities assumed of approximately $6.5 million and goodwill of approximately $4.0 million. During fiscal 2005, we paid approximately $2.0 million of debt obligations and past due liabilities.

The acquired customer relationships have an estimated useful life of 10 years and are being amortized on the basis of projected future cash flow. Amortization expense for this identifiable intangible asset was $177,000 and $113,000 for the years ended July 31, 2006 and 2005, respectively. Estimated aggregate future amortization expense for this asset in future fiscal years are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Amortization expense	$163	$153	$128	$95	$69	$122

The acquisition of Newbridge is not considered material to our results of operations; therefore no pro forma information is presented.

Note 3—Property and equipment

Property and equipment balances at July 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Computer equipment	$24,293	$21,011
Furniture and fixtures	3,481	3,516
Leasehold improvements	2,242	1,939
Equipment under capital lease	3,814	3,917
	33,830	30,383
Less accumulated depreciation	(24,156)	(20,122)
	$9,674	$10,261

Note 4—Loss on lease abandonment

The loss on lease abandonment was primarily for the abandonment of excess space at our office facility in Atlanta, Georgia. In fiscal 2002, we entered into an operating lease agreement which required us to take 15,154 sq. ft. of additional office space for future lease expansion. During the fourth quarter of fiscal 2006, based on changes in our business, we determined that we no longer intended to utilize this extra space and we began pursuing opportunities to sublease this space in an effort to reduce the continuing net cash expense for this facility. As a result, a non-cash charge of approximately $1.0 million was recognized during the fourth quarter of fiscal 2006 based on the discounted value of the remaining

Notes to Consolidated Financial Statements (Continued)

lease obligation through December 2012, net of an anticipated recovery from estimated sublease activity. At July 31, 2006, approximately $1.0 million was included in our liability for lease obligations.

During fiscal 2005, we recorded as part of our purchase price allocation an abandoned facility provision of approximately $462,000 associated with abandoning Newbridge’s corporate headquarters and print center. During the year ended July 31, 2006, an additional $74,000 was recorded for this abandonment. At July 31, 2006, the remaining liability of approximately $237,000 was included in our liability for lease obligations and will be paid in fiscal 2007.

Our total obligations under operating leases that relate to abandoned facilities are $1.3 million at July 31, 2006.

Note 5—Commitments and contingencies

In December 2002, we entered into various capital lease arrangements for computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million. The lease agreements require monthly payments of principal and interest of approximately $65,000. These leases bear interest at various rates averaging 7.3% and expire in December 2007.

In connection with the acquisition of Newbridge on September 24, 2004, we assumed numerous capital lease agreements for equipment in the aggregate amount of $2.3 million. Monthly payments of principal and interest on these leases are approximately $51,000. The Newbridge leases have a 4.5% effective interest rate and expire at various dates over the next two years.

Other equipment leases and our obligation under leases for office space are treated as operating leases and the rentals are expensed as incurred. Rent expense on these operating leases for each of the years ended July 31, 2006, 2005, and 2004 was $4.3 million, $4.4 million and $3.9 million, respectively. Generally, our leases provide for renewals for various periods at stipulated rates.

Operating leases includes obligations for abandoned facility leases. Future minimum lease obligations on leases in effect at July 31, 2006 are as follows (in thousands):

	Capital leases	Operating leases	Total
2007	$1,351	$4,057	$5,408
2008	815	3,736	4,551
2009	92	3,647	3,739
2010	0	3,588	3,588
2011	0	3,537	3,537
Thereafter	0	6,859	6,859
Minimum lease payments	2,258	25,424	27,682
Less interest	(112)	0	(112)
	$2,146	$25,424	$27,570
Current portion of obligations under leases	$1,258	$587	$1,845
Long-term portion of obligations under leases	888	700	1,588
Total obligation under leases	$2,146	$1,287	$3,433

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. As of July 31, 2006, we are involved in a dispute with a customer over the scope of professional services to be provided under a work order. Management does not believe that a loss from

Notes to Consolidated Financial Statements (Continued)

this dispute is probable; however, no assurance can be given that this matter will be settled in our favor. An unfavorable resolution could potentially have a material impact on our consolidated financial position and results of operations. No such other claims are expected, individually or in the aggregate, to have a material adverse effect on our consolidated financial position and results of operations.

Note 6—Debt

At July 31, 2006, we had a $20.0 million revolving credit facility, which expires on November 1, 2009. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points. As of July 31, 2006, there were no borrowings under this credit facility.

On June 3, 2003, we repurchased approximately 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 shares of our Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note. The bank note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years. The outstanding balance of the bank note at July 31, 2006 was $3.3 million and is due during fiscal 2007. Under the credit facility and bank note, we are required to maintain certain financial and non-financial covenants. The credit facility and bank note are collateralized by substantially all of our assets.

In connection with the acquisition of Newbridge on September 24, 2004, we assumed approximately $1.5 million of certain debt obligations. At July 31, 2006, the remaining outstanding balance of these obligations was $207,000, which is payable in equal monthly installments through May 2009 and bears interest at 4.5%.

For the years ended July 31, 2006, 2005 and 2004, we made cash payments for interest on our bank note, capital lease and other interest bearing obligations in the aggregate amount of approximately $386,000, $581,000 and $610,000, respectively.

Long-term debt consists of the following at July 31, 2006 and 2005 (in thousands):

	2006	2005
Bank term note	$3,254	$6,804
Newbridge debt	207	275
Less current portion of debt	(3,324)	(3,617)
	$137	$3,462

Note 7—Stockholders’ equity

Preferred stock

We have authorized 1.0 million shares of Preferred Stock, which our Board of Directors may issue with such preferences and rights as it may designate. At July 31, 2006 and 2005, there were no issued or outstanding shares of Preferred Stock.

Employee stock purchase plan

During the year ended July 31, 1998, we adopted the ESPP, which allowed eligible employees to elect to contribute up to 15% of their regular compensation through payroll deductions, toward the purchase of our Common Stock at 85% of the fair market value. The purchase price of Common Stock was based on the fair market value as of either the date the right was granted (first day of each semi-annual period), or

Notes to Consolidated Financial Statements (Continued)

the date it was exercised (last day of the semi-annual period), whichever had the lower fair market value. During the year ended July 31, 2005, we amended the ESSP to allow the purchase of Common Stock at 95% of the fair market value at the exercise date. An aggregate of 600,000 shares of Common Stock has been reserved for issuance upon purchases pursuant to the stock purchase plan. At July 31, 2006 and 2005, we have issued approximately 462,000 and 447,000 shares under the plan, respectively.

Equity Compensation

We provide equity incentives to employees and directors by means of non-qualified stock options and restricted stock awards, which historically have been provided under various stock option plans. We now issue options and restricted stock awards from the 1997 Equity Compensation Plan (the “Plan”). In addition, we granted restricted stock awards outside of the Plan in connection with our acquisition of Newbridge. As of July 31, 2006, under the Plan, we have reserved 4.5 million shares for issuance of Common Stock pursuant to awards, of which a maximum of 1.0 million shares may be used for grants of restricted stock, SARs and performance units. At July 31, 2006, approximately 768,000 shares were available for issuance of Common Stock awards, of which a maximum of 653,000 shares may be used for grants of restricted stock, SARs and performance units.

Stock Options

Stock options generally vest over a period of four to five years. We may grant non-qualified stock options at an option price per share determined by the Board of Directors; however, the option price per share shall be equal to or greater than the fair market value on the date of grant. Options generally expire 10 years from the date of grant. All stock options outstanding at July 31, 2006 and 2005 were fully vested. Activity under all plans is summarized as follows (in thousands except per share amounts):

	Outstanding options	Weighted average exercise price
Balance at July 31, 2003	3,432	$3.97
Granted	285	6.44
Exercised	(676)	2.64
Expired	(24)	4.07
Balance at July 31, 2004	3,017	$4.50
Granted	0	—
Exercised	(277)	3.48
Expired	(99)	4.83
Balance at July 31, 2005	2,641	$4.60
Granted	0	—
Exercised	(479)	3.57
Expired	(58)	7.05
Balance at July 31, 2006	2,104	$4.76

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about employee stock options outstanding at July 31, 2006 (in thousands except per share amounts and remaining life):

	Options Outstanding and Exercisable
Range of exercise prices	Number outstanding	Weighted average exercise price	Weighted average remaining life (years)
$2.59 to $3.97	1,129	$3.51	3.80
$4.25 to $5.91	483	$4.85	3.51
$6.40 to $7.34	442	$6.88	6.66
$13.50	50	$13.50	6.00

The total intrinsic value of options exercised in the years ended July 31, 2006, 2005 and 2004 was approximately $1.9 million, $1.3 million, and $5.7 million, respectively. The total intrinsic value of unexercised options at July 31, 2006 was approximately $5.9 million.

Subsequent to July 31, 2006, the Compensation Committee of the Board of Directors granted 75,000 stock options with an exercise price of $7.85, which equaled the fair market value on the date of grant. These options vest ratably over a five year period.

Restricted stock

Shares of restricted stock have been granted to certain key employees and directors. Restrictions lapse as the shares vest, generally over five to seven years. In certain cases, vesting is accelerated if specified performance measures are achieved. During the vesting period, holders of the restricted shares have voting rights, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited on termination of employment. Changes in restricted stock for the years ended July 31, 2006 and 2005 were as follows:

	Shares (in thousands)	Weighted average grant date fair value per share
Nonvested balance as of July 31, 2004	55	$8.19
Granted	287	7.67
Vested	(27)	7.55
Forfeited	(19)	7.54
Nonvested balance as of July 31, 2005	296	$7.78
Granted	159	7.31
Vested	(74)	7.50
Forfeited	0	0
Nonvested balance as of July 31, 2006	381	$7.64

The total fair value of shares vested in 2006 and 2005 was $504,000 and $205,000, respectively. At July 31, 2006, unrecognized compensation expense related to nonvested restricted stock totaled approximately $2.7 million and will be recognized over a weighted average period of 4.3 years. Subsequent to July 31, 2006, the Compensation Committee of the Board of Directors granted 100,000 shares of restricted stock to certain executive officers. Based on the market value of our Common Stock, these restricted stock grants were valued at approximately $750,000. The restricted stock vests ratably over five years. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period.

Notes to Consolidated Financial Statements (Continued)

Note 8—Income taxes

Pretax income from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2006	2005	2004
Income (loss) before taxes:
Domestic	$5,560	$4,015	$10,390
Foreign	(387)	(13)	(1,199)
	$5,173	$4,002	$9,191

The provision for income taxes charged to operations was as follows for the years ended July 31 (in thousands):

	2006	2005	2004
Current tax expense:
U.S. federal	$1,901	$1,085	$916
State, local and foreign	260	126	106
Total current	2,161	1,211	1,022
Deferred tax expense:
U.S. federal	(162)	255	2,512
State, local and foreign	(46)	30	291
Total deferred	(208)	285	2,803
Total provision	$1,953	$1,496	$3,825

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences for the years ended July 31 (in thousands):

	2006	2005	2004
Statutory U.S. tax expense	$1,759	$1,361	$3,125
Increase (decrease) in rates resulting from:
Permanent differences	46	30	30
State and local taxes (net)	141	102	262
Valuation allowance	116	3	360
Tax credits	(125)	0	0
Other	16	0	48
Provision for income taxes	$1,953	$1,496	$3,825

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets (liabilities) are composed of the following at July 31 (in thousands):

	2006	2005	2004
Gross deferred tax assets:
Deferred revenue	$27	$153	$210
Loss carryforwards	3,237	2,803	3,069
Tax credit carryforwards	0	235	235
Accounts receivable allowance	115	61	81
Deferred lease costs	379	357	310
Compensation expense related to stock options and restricted stock	58	122	58
Lease abandonment	417	0	0
Other	390	366	371
	4,623	4,097	4,334
Gross deferred tax liabilities:
Property and equipment	(111)	(590)	(1,189)
Capitalized software	(5,393)	(5,136)	(4,572)
Other	(616)	(583)	(504)
	(6,120)	(6,309)	(6,265)
Net	(1,497)	(2,212)	(1,931)
Less valuation allowance	(2,912)	(2,796)	(2,792)
Net deferred tax liability	$(4,409)	$(5,008)	$(4,723)

At July 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $2.0 million that generally expire in the years ending 2012 through 2018. Due to ownership changes, a portion of our federal net operating loss and tax credit carryforwards are subject to an annual cumulative limitation. In any one year, approximately $205,000 of carryforwards may be utilized. We also had a foreign net operating loss carryforward of approximately $7.0 million. A valuation allowance against the entire foreign net operating loss carryforward has been established, as the realizability of this asset is uncertain. The increase in the valuation allowance in fiscal 2006 was related to an increase in the foreign net operating loss carryforwards.

At July 31, 2006, 2005 and 2004, $800,000 of the valuation allowance is related to deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill.

Federal, state and foreign income taxes payments during the years ended July 31, 2006, 2005 and 2004 were approximately $1.8 million, $178,000, and $262,000, respectively.

The Internal Revenue Service (“IRS”) has completed their examination of our tax years ended July 31, 2002 and 2000 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. Although these proposed adjustments would increase our U.S. taxable income for these tax years, we vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of July 31, 2006, we concluded that the potential loss was not probable. With respect to the tax years under audit, the potential exposure ranges between $0 and $443,000, excluding interest and penalties.

Notes to Consolidated Financial Statements (Continued)

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

Note 9—Retirement plan

We maintain a discretionary defined contribution 401(k) plan, as defined by the United States Internal Revenue Code, which allows participants to contribute a percentage of their compensation. The plan also allows for a discretionary matching contribution by us as determined by our Board of Directors. Currently, we match an amount not to exceed 50% of the first 6% of the employee’s compensation contributed as an elective deferral. Our matching contributions for the years ended July 31, 2006, 2005 and 2004 were approximately $755,000, $741,000 and $648,000, respectively.

Note 10—Business segment and geographic information

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we are organized into two reportable segments: Software and ASP. The Software segment consists of initial software license sales, professional services consulting relating to our software products and continued customer support and maintenance of the software products. The ASP segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities.

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

The table below presents information about reported segments for the years ended July 31 (in thousands):

	2006	2005	2004
Revenues:
Software	$54,453	$52,175	$52,338
ASP hosting	33,884	27,002	23,332
Total revenues	$88,337	$79,177	$75,670
Software gross profit, net of product development costs	$21,703	$21,334	$22,807
ASP hosting gross profit	3,530	2,807	4,309
Sales and marketing	(10,776)	(11,781)	(11,167)
General and administrative	(8,345)	(7,961)	(6,523)
Loss on lease abandonment	(1,100)	0	0
Consolidated operating income	$5,012	$4,399	$9,426

Notes to Consolidated Financial Statements (Continued)

Revenue is attributed to the country in which the sales originated (i.e., where the legal subsidiary is domiciled). Our two geographic areas are North America and EMEA. Long-lived assets consist of net property plant and equipment, goodwill, capitalized software development costs and other intangibles. The following table presents sales and long-lived asset information by geographic area as of and for the years ended July 31 (in thousands):

	2006	2005	2004
Revenues:
North America	$81,791	$72,775	$70,673
EMEA	6,546	6,402	4,997
Total revenues	$88,337	$79,177	$75,670
Long-lived assets:
North America	$34,534	$34,760	$26,269
EMEA	512	385	492
Total long-lived assets	$35,046	$35,145	$26,761

Note 11—Quarterly financial information (unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share amounts)
2006:
Total revenues	$20,818	$22,424	$22,436	$22,659
Gross profit	7,791	8,929	8,712	8,765
Operating income	875	1,894	1,620	623
Net income	546	1,176	1,086	412
Net income per share:
Basic	$0.05	$0.11	$0.10	$0.04
Diluted	$0.05	$0.10	$0.09	$0.04
2005:
Total revenues	$19,665	$20,296	$19,779	$19,437
Gross profit	9,163	8,014	8,081	7,438
Operating income	2,321	853	797	428
Net income	1,407	496	468	135
Net income per share:
Basic	$0.13	$0.05	$0.04	$0.01
Diluted	$0.12	$0.04	$0.04	$0.01

Net income per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the net income per share amounts for the quarters does not necessarily equal the year-to-date net income per share amounts.