Form 10-Q
period 2006-10-31
DOCUCORP INTERNATIONAL INC
filed 2006-12-05
CIK 1033864

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2006	Commission File Number: 000-23829

DOCUCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2690838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

5400 LBJ Freeway, Suite 300, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value, 11,685,464 shares outstanding as of December 1, 2006.

Docucorp International, Inc.

Table of Contents

Quarterly Report on Form 10-Q

October 31, 2006

Docucorp International, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	October 31, 2006	July 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,920	$9,829
Accounts receivable, net of allowance of $398 and $479, respectively	16,486	16,918
Current portion of deferred taxes	363	363
Income tax receivable	248	248
Other current assets	2,732	2,905
Total current assets	28,749	30,263

Property and equipment, net of accumulated depreciation of $25,121 and $24,156, respectively	9,527	9,674
Software development costs, net of accumulated amortization of $31,480 and $30,274, respectively	14,487	14,301
Goodwill	9,842	9,842
Identifiable intangibles, net of accumulated amortization of $331 and $290, respectively	689	730
Other assets	487	499
Total assets	$63,781	$65,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,630	$3,322
Accrued liabilities:
Accrued compensation	3,495	3,453
Other	1,403	1,625
Income taxes payable	443	531
Current portion of lease obligations	1,730	1,845
Current portion of long-term debt	2,438	3,324
Deferred revenue	10,725	11,709
Total current liabilities	22,864	25,809

Deferred taxes	4,772	4,772
Long-term lease obligations	1,242	1,588
Long-term debt	120	137
Other long-term liabilities	1,513	1,501

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,593,849 shares issued	166	166
Additional paid-in capital	45,499	45,915
Treasury stock at cost, 4,921,584 and 5,185,109 shares, respectively	(27,517)	(28,991)
Retained earnings	15,684	14,948
Foreign currency translation adjustment	(562)	(536)
Total stockholders’ equity	33,270	31,502
Total liabilities and stockholders’ equity	$63,781	$65,309

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,
	2006	2005
Revenues
ASP hosting	$8,218	$8,048
Professional services	5,987	5,372
License	1,876	2,035
Maintenance	5,621	5,363
Total revenues	21,702	20,818

Cost of revenues
ASP hosting	7,367	7,360
Professional services	4,531	4,134
License	1,440	1,174
Maintenance	279	359
Total cost of revenues	13,617	13,027

Gross profit	8,085	7,791

Operating expenses
Product development	2,283	2,193
Sales and marketing	2,618	2,569
General and administrative	2,032	2,155
Total operating expenses	6,933	6,917

Operating income	1,152	874

Interest expense	(70)	(113)
Other income, net	142	106

Income before income taxes	1,224	867
Provision for income taxes	459	321

Net income	$765	$546

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(26)	(0)
Comprehensive income	$739	$546

Basic net income per share	$0.07	$0.05

Weighted average basic shares outstanding	11,071	10,900

Diluted net income per share	$0.07	$0.05

Weighted average diluted shares outstanding	11,634	11,505

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Interim Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended October 31,
	2006	2005
Cash flows from operating activities
Net income	$765	$546
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	239	169
Depreciation and amortization	992	1,067
Amortization of capitalized software	1,206	1,073
Gain on foreign currency	(56)	(23)
Provision for doubtful accounts	(12)	9
Deferred income taxes	0	73
Tax benefit related to stock option exercises	(244)	(73)
Changes in assets and liabilities:
Accounts receivable	489	1,057
Other assets	192	172
Accounts payable	(699)	399
Accrued liabilities	(193)	32
Income taxes payable	156	(209)
Deferred revenue	(1,002)	(900)
Other liabilities	11	30
Net cash provided by operating activities	1,844	3,422

Cash flows from investing activities
Purchase of property and equipment	(799)	(363)
Capitalized software development costs	(1,392)	(1,272)
Net cash used in investing activities	(2,191)	(1,635)

Cash flows from financing activities
Principal payments under lease obligations	(461)	(385)
Principal payments under debt obligations	(903)	(903)
Tax benefit related to stock option exercises	244	73
Proceeds from exercise of stock options	544	292
Net cash used in financing activities	(576)	(923)

Effect of exchange rates on cash flows	14	18

Net increase (decrease) in cash and cash equivalents	(909)	882
Cash and cash equivalents at beginning of period	9,829	8,381
Cash and cash equivalents at end of period	$8,920	$9,263

See accompanying notes to interim consolidated financial statements.

Docucorp International, Inc.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of presentation and summary of significant accounting policies

Docucorp International, Inc. (“Docucorp”), a Delaware corporation, was organized on January 13, 1997 in connection with the acquisition of FormMaker Software, Inc. by Image Sciences, Inc. We develop, market and support Customer Communication Management (“CCM”) solutions via a portfolio of proprietary information software, application service provider (“ASP”) hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information.  We support the entire information life cycle – from acquisition of the first raw data point to final delivery of personalized information to the customer.  The majority of our business is currently derived from companies in the insurance industry. We operate primarily in the United States, Canada and Europe.

The accompanying unaudited interim consolidated financial statements of Docucorp and its wholly owned subsidiaries (“Docucorp”) as of October 31, 2006 and July 31, 2006, and for the three months ended October 31, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial information presented should be read in conjunction with our annual consolidated financial statements for the year ended July 31, 2006. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and include the accounts of Docucorp and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the year.

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

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires the capitalization of certain software development costs, which include salaries and personnel related costs incurred in the development activities, once technological feasibility of the software has been established. Research and development costs incurred prior to the establishment of the technological feasibility of a product are expensed as incurred and are included in product development expense. The cost of capitalized software is amortized on a straight-line basis to cost of license revenue over its estimated useful life, generally three to six years, or the ratio of current revenues to current and anticipated revenues from the software, whichever provides the greater amortization.

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

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2006.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software will operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At October 31, 2006, we did not have material product warranty liabilities.

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

	Three months ended October 31,
	2006	2005
Shares used in computing basic net income per share	11,071	10,900

Dilutive effect of stock options and unvested restricted stock	563	605

Shares used in computing diluted net income per share	11,634	11,505

At October 31, 2006 and 2005, options to purchase 96,000 shares and 348,000 shares of Common Stock at average exercise prices of $10.80 and $8.23 per share, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because the options’ exercise prices were greater than the average market price of the Common Stock for the period.

At October 31, 2006 and 2005, 153,000 shares and 120,800 shares of unvested restricted stock, at average exercise prices of $7.99 and $7.12 per share, respectively, were anti-dilutive and not included in the computation of diluted net income per share, because restricted stocks’ calculated exercise prices were greater than the average market price of the Common Stock for the period.

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

Stock-based compensation expense of $239,000 and $169,000 for the three months ended October 31, 2006 and 2005, respectively, relates to restricted stock and a recent option grant. Tax benefits from stock option exercises of $244,000 and $73,000 for the three months ended October 31, 2006 and 2005, respectively were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows.

In August 2006, the Compensation Committee of the Board of Directors granted 100,000 shares of restricted stock to certain executive officers. Based on the market value of our Common Stock, these restricted stock grants were valued at approximately $750,000.  The restricted stock vests ratably over five years. Compensation expense related to the restricted stock grant is being recognized ratably over the vesting period.

In September 2006, the Compensation committee of the Board of Directors approved the grant of 75,000 options, which have a fair value of $4.83 per option. The fair value of our stock-based awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant: risk-free interest rate of 4.64%; no expected dividend yield; expected life of 6.50 years, and volatility of 59.3%. The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility.  Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

Management estimates

The preparation of our financial statements, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements.  On an ongoing basis, management evaluates its estimates and judgments. Actual results could differ from those estimates. Certain accounting policies require higher degrees of judgment than others in their application. The following accounting policies require significant estimates: revenue recognition, accounts receivable and allowance for doubtful accounts, fair value of acquired intangible assets and goodwill, impairment of long-lived assets, software development costs and income taxes.

Advertising costs

We expense advertising costs as incurred.

Royalty costs

We incur royalty costs associated with the licensing of certain software products.  These fees vary based upon the terms of the royalty agreement.

Recently issued accounting guidance

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We may need to record an obligation under FIN 48 associated with the transfer pricing issues impacting our 2002 and 2000 tax years, however, no amount has been determined. We are evaluating other potential impacts of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides consistency between how registrants quantify financial statement misstatements. SAB 108 allows companies to either (1) retroactively adjust prior financial statements as if an adjustment had always been recorded or (2) record the cumulative effect of initially applying an adjustment to the carrying values of assets and liabilities as of August 1, 2006 with a offsetting adjustment recorded to the opening balance of retained earnings. We will apply the interpretive guidance contained in SAB 108 during the fourth quarter of our fiscal 2007. Upon the initial application of SAB 108, we expect to record an increase for deferred rent in other long-term liabilities of $2.2 million and in increase in property and equipment of $2.2 million. We are still evaluating other potential impacts of SAB 108 on our future results of operations and financial condition. The accompanying financial statements do not reflect any adjustment for SAB 108.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Note 2 – Business segments

As set forth in the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized into two reportable segments: Software and ASP hosting. The Software segment consists of initial software license sales, professional services consulting relating to our software products and continued customer support and maintenance of the software products. The ASP hosting segment provides processing, print, mail, archival and Internet delivery of documents for customers who outsource these activities. The table below presents information about reported segments for the three months ended October 31, 2006 and 2005 (in thousands):

	Three months ended October 31,
	2006	2005
Revenues:
Software	$13,484	$12,770
ASP hosting	8,218	8,048
Total revenues	$21,702	$20,818

Software gross profit, net of product development costs	$4,951	$4,910
ASP hosting gross profit	851	688
Sales and marketing	(2,618)	(2,569)
General and administrative	(2,032)	(2,155)
Consolidated operating income	$1,152	$874

Note 3 – Commitments and contingencies

The Internal Revenue Service (“IRS”) has completed their examination of our tax years ended July 31, 2002 and 2000 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. Although these proposed adjustments would increase our U.S. taxable income for these tax years, we vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of October 31, 2006, we concluded that the potential loss was not probable. With respect to the tax years under audit, the potential exposure ranges between $0 and $443,000, excluding interest and penalties.

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

Note 4 – Lease abandonment

At July 31, 2006, we had $1.3 million of obligations associated with abandoned leased facilities. During the three months ended October 31, 2006, we made payments of approximately $163,000 for these obligations. At October 31, 2006, our remaining obligations associated with abandoned leased facilities were approximately $1.1 million, net of an anticipated recovery from estimated sublease activity.

Note 5 – Subsequent event

In an effort to reduce product development costs and improve synergies within our product development organization, subsequent to the end of the quarter, we decided to relocate certain product development staff in Maryland to our office in Atlanta and to close our Maryland office facility, as the facility lease expires in December 2006. We expect to incur severance and relocation costs in the range of $600,000 to $1.1 million during the current fiscal year. Finalization of these transition plans are expected to be concluded by January 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain information contained herein may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included herein, are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, which include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors” in our Form 10-K for the year ended July 31, 2006. Should one or more of these risks or uncertainties, among others as set forth herein, materialize, actual results may vary materially from those estimated, anticipated or projected. Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth herein. All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Overview

Docucorp develops, markets and supports CCM solutions via a portfolio of proprietary information software, ASP hosting and professional services that enable companies to create, publish, manage and archive complex, high-volume, individualized information.  We support the entire information lifecycle – from acquisition of the first raw data point to final delivery of personalized information to the customer.

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

Our operating results are strongly tied to software license revenue. Software license sales generally have a high margin and ultimately drive additional professional services and maintenance revenues. A large portion of our software license revenue is generated from a small number of relatively large agreements executed in the latter part of a quarter. The timing of such large agreements is often unpredictable and impacted by events beyond our control, therefore making it difficult to forecast software license revenue accurately. Due to the nature of our software license sales, revenues and profits may vary from quarter to quarter.

Net income for the first quarter of fiscal 2007 increased 40% to $765,000, or $.07 per diluted share, from $546,000, or $.05 per diluted share, for first quarter of the prior year. Increases in revenues from ASP hosting, professional services and maintenance, combined with a reduction in G&A expenses, resulted in improved profitability during the first quarter of the current fiscal year.  Partially offsetting these profit improvements were the effects of lower license revenue and increased software amortization and third party license royalties. Our financial position remains strong with $8.9 million of cash on hand and available borrowings under our revolving credit facility of $20.0 million at October 31, 2006.

Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled “Risk Factors” in our Form 10-K for the year ended July 31, 2006.

Critical Accounting Policies and Estimates

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  We base our estimates and assumptions on historical experiences and various other factors that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Actual results may differ from previously estimated amounts due to different assumptions or conditions. The following critical accounting policies, which involve significant judgments and estimates, are used in the preparation of our consolidated financial statements:

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

Valuation of long-lived and intangible assets and goodwill

We recognize an impairment charge associated with our long-lived assets, including property and equipment, goodwill and other intangible assets whenever we determine that recovery of such long-lived assets is not probable.  Such determination is made in accordance with the applicable GAAP requirement associated with the long-lived asset, and is based upon, among other things, estimates of the amount of future net cash flows to be generated by the long-lived asset and estimates of the current fair value of the asset.  Adverse changes in future net cash flows or fair value could result in the inability to recover the carrying value of the long-lived asset, thereby requiring an impairment charge to be recognized and could have a material adverse impact on our results of operations. We perform an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” annually, during the third quarter, and whenever events and circumstances indicate that an impairment might be present. Our impairment analysis for our existing goodwill utilizes various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment has been recognized to date; however, if our estimates of cash flow or other factors adversely change, an impairment charge might be recorded in the future.

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

Historical Operating Results for the three months ended October 31, 2006 and 2005

The following table sets forth selected unaudited interim consolidated statements of operations data expressed in dollars and as a percentage of total revenues for the periods indicated (dollars in thousands):

	Three months ended October 31,
	2006	2005
Revenues
ASP hosting	$8,218	$8,048
Professional services	5,987	5,372
License	1,876	2,035
Maintenance	5,621	5,363
Total revenues	$21,702	$20,818

Percent relationship to total revenues:

	Three months ended October 31,
	2006	2005
Revenues
ASP hosting	38%	38%
Professional services	28	26
License	8	10
Maintenance	26	26
Total revenues	100	100

Cost of revenues
ASP hosting	34	35
Professional services	21	20
License	7	6
Maintenance	1	2
Total cost of revenues	63	63

Gross Profit	37	37

Operating expenses
Product development	11	11
Sales and marketing	12	12
General and administrative	9	10
Total operating expenses	32	33

Operating income	5	4
Interest expense	0	(1)
Other income, net	1	1

Income before income taxes	6	4
Provision for income taxes	2	1

Net income	4%	3%

Comparative analysis of quarterly results for the three months ended October 31, 2006 and 2005

Revenues

The following table summarizes revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended October 31,
	2006	2005	% change
ASP hosting	$8,218	$8,048	2%
Professional services	5,987	5,372	11
License	1,876	2,035	(8)
Maintenance	5,621	5,363	5
Total revenues	$21,702	$20,818	4%

Total revenues increased 4%, or $884,000, for the three months ended October 31, 2006, due to increases in ASP hosting revenue, professional services revenue and maintenance revenue, partially offset by a decrease in license revenue. For the three months ended October 31, 2006, ASP hosting revenue increased $170,000, or 2%. ASP hosting revenue for the current quarter includes a settlement fee of $270,000 that is attributable to a customer’s decision to cancel their contract prior to beginning any production, as a result of a change in their business direction. Professional services revenue increased 11%, or $615,000, for the three months ended October 31, 2006. Approximately 68% of the increase in professional services revenue was the result of a 65% increase in work performed in our EMEA operations. The remaining increase in professional services revenue was primarily due to improved billing rates in North America. Maintenance revenue increased 5%, or $258,000, for the three months ended October 31, 2006, primarily due to maintenance agreements associated with new license sales during the preceding twelve month period. License revenue declined 8%, or $159,000, for the three months ended October 31, 2006, primarily due to a decline in EMEA license sales.

Cost of revenues

The following table summarizes cost of revenues (in thousands) and the percent change over the same period of the prior year:

	Three months ended October 31,
	2006	2005	% change
ASP hosting	$7,367	$7,360	0%
Professional services	4,531	4,134	10
License	1,440	1,174	23
Maintenance	279	359	(22)
Total cost of revenues	$13,617	$13,027	5%

Cost of ASP hosting revenue. Cost of ASP hosting revenue is composed primarily of salary and personnel related costs, facility and equipment costs and postage and supplies expense related to our ASP hosting centers.  For the three months ended October 31, 2006, cost of ASP hosting revenue of $7.4 million was consistent with the same period of the prior year. For the three months ended October 31, 2006 and 2005, cost of ASP hosting revenue represented 90% and 91% of ASP hosting revenue, respectively. The decrease in cost as a percentage of ASP hosting revenue is primarily due to the recognition of $270,000 in ASP hosting revenue associated with a customer settlement fee. If the cost as a percentage of ASP hosting revenue was adjusted to exclude the revenue from the customer settlement fee, the cost as a percentage of ASP hosting revenue would have been 93%. Compared to the prior year, this increase in cost as a percentage of ASP hosting revenue is largely attributable to a change in the mix of our ASP hosting revenue. We expect the variable components of cost of ASP hosting revenue will continue to increase as ASP hosting revenue increases.

Cost of professional services revenue. Cost of professional services revenue consists of costs incurred in providing implementation, integration, training and consulting services. For the three months ended October 31, 2006, cost of professional services increased 10%, or $397,000, primarily due to an increase in salary and personnel related costs of $167,000 and a $134,000 increase in travel and living expenses. These increases are largely attributable to additional headcount and travel necessary to accommodate the increase in revenue. For the three months ended October 31, 2006 and 2005, cost of professional services revenue represented 76% and 77% of professional services revenue, respectively. We expect the cost of professional services revenue to increase as professional services activities and revenue increase both domestically and internationally.

Cost of license revenue.  Cost of license revenue includes amortization of capitalized software development costs and royalties paid to third parties.  For the three months ended October 31, 2006, cost of license revenue increased 23%, or $266,000. Approximately half of this increase is attributable to increased amortization expense related to new products recently introduced to the marketplace and the remainder of the increase is attributable to the increases in royalty costs primarily related to sales of the Forms Integrity Manager product. For the three months ended October 31, 2006 and 2005, cost of license revenue represented 77% and 58% of license revenue, respectively. The increase in costs as a percent of license revenue is due to lower software license sales during the first quarter of fiscal 2007 and the increase in software amortization and royalty costs. We anticipate cost of license revenue to increase as amortization of capitalized development costs increases as new products become generally available and if sales of products requiring third party royalties continue to increase.

Cost of maintenance revenue. Cost of maintenance revenue consists of costs incurred in providing customer telephone and online support. Cost of maintenance revenue decreased 22%, or $80,000, for the three months ended October 31, 2006, primarily due to a reduction in maintenance staffing that was enabled by a lower demand for support of our mature legacy products. For the three months ended October 31, 2006 and 2005, cost of maintenance revenue represented approximately 5% and 7% of maintenance revenue, respectively. The cost of maintenance revenue is expected to increase as salaries and personnel related costs increase due to annual merit raises and extending customer support hours to accommodate certain international customers. However, the increase in cost of maintenance revenue is expected to be at a slower rate than the expected increase in maintenance revenue.

Operating expenses

The following table summarizes operating expenses (in thousands) and the percent change over the same period of the prior year:

	Three months ended October 31,
	2006	2005	% change
Product development	$2,283	$2,193	4%
Sales and marketing	2,618	2,569	2
General and administrative	2,032	2,155	(6)
Total operating expenses	$6,933	$6,917	0%

Product development. Product development expense consists primarily of costs associated with developing new products prior to establishing technological feasibility, enhancing existing products, testing software products and developing product documentation. For the three months ended October 31, 2006, product development expense increased 4%, or $90,000, primarily due to approximately

$250,000 of severance expense related to staff reductions, partially offset by an increase in capitalization of software development costs. The staff reductions were made in response to a decrease in requirements for continuing development and hotline call support for legacy products. In a further effort to reduce product development costs and improve synergies within our product development organization, subsequent to the end of the quarter, we decided to relocate certain product development staff in Maryland to our office in Atlanta and to close our Maryland office facility, as the facility lease expires in December 2006. We expect to incur severance and relocation costs in the range of $600,000 to $1.1 million during the current fiscal year. Finalization of these transition plans are expected to be concluded by January 31, 2007.

Sales and marketing. Sales and marketing expense consists primarily of salaries and personnel related costs, incentive compensation and costs associated with marketing programs. Sales and marketing expense were relatively flat increasing 2%, or $49,000, for the three months ended October 31, 2006.

General and administrative. General and administrative expense consists primarily of salary and personnel related costs for accounting, human resources, legal and information technology, as well as outside legal, accounting and other services. General and administrative expense decreased 6%, or $123,000, for the three months ended October 31, 2006, primarily due to a decrease in accounting fees associated with lower audit, Sarbanes-Oxley compliance and annual report costs.

Lease abandonment. At July 31, 2006, we had $1.3 million of obligations associated with abandoned leased facilities. During the three months ended October 31, 2006, we made payments of approximately $163,000 for these obligations. At October 31, 2006, our remaining obligations associated with abandoned leased facilities were approximately $1.1 million, net of an anticipated recovery from estimated sublease activity.

Interest expense

For the three months ended October 31, 2006, interest expense decreased $43,000, primarily due to principal payments made to reduce our outstanding bank debt.

Other income, net

Other income, net increased $36,000 for the first quarter ended October 31, 2006, primarily due to an increase in interest income generated by higher interest rates.

Provision for income taxes

The effective tax rate for the three months ended October 31, 2006 and 2005 was 37.5% and 37.0%, respectively. For the first quarter, the rate differs from the federal statutory rate due primarily to the state tax accrual rate and certain recurring permanent differences. We expect our effective rate for fiscal 2007 to be consistent with fiscal 2006.

The Internal Revenue Service (“IRS”) has completed their examination of our tax years ended July 31, 2002 and 2000 and issued a notice of proposed adjustment for transfer pricing issues impacting intercompany interest and royalty income. Although these proposed adjustments would increase our U.S. taxable income for these tax years, we vigorously disagree with the proposed adjustments and are aggressively contesting these matters through applicable IRS and judicial processes, as appropriate. We have filed a written protest to these proposed adjustments thereby requesting an appeals conference with the IRS Office of Appeals. As of October 31, 2006, we concluded that the potential loss was not probable. With respect to the tax years under audit, the potential exposure ranges between $0 and $443,000, excluding interest and penalties.

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

Liquidity and Capital Resources

At October 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $8.9 million and our revolving credit facility, which had available borrowings of $20 million. Cash and cash equivalents for the three months ended October 31, 2006, decreased $909,000 from $9.8 million at July 31, 2006.

Cash provided by operating activities was $1.8 million and $3.4 million for the three months ended October 31, 2006 and 2005, respectively. Significant changes in assets and liabilities for the three months ended October 31, 2006 that impacted cash flow from operations included a decrease in accounts payable and accrued liabilities of $699,000 and $193,000, respectively primarily due to payments made during the quarter.

During the three months ended October 31, 2006 and 2005, cash used in investing activities was $2.2 million and $1.6 million, respectively. Cash used for the purchase of property and equipment was $799,000 and $363,000 for the three months ended October 31, 2006 and 2005, respectively. Cash used in the investment of capitalized software development costs was $1.4 million and $1.3 million for the three months ended October 31, 2006 and 2005, respectively.

Cash used in financing activities was $576,000 and $923,000 for the three months ended October 31, 2006 and 2005, respectively. Cash used in financing activities during the three months ended October 31, 2006, primarily related to principal payments made under our debt and lease obligations of $903,000 and $461,000, respectively, partially offset by proceeds of $544,000 received from the exercise of stock options.

In December 2002, we entered into various capital lease arrangements for the rental of computer equipment at our ASP hosting facilities in the aggregate amount of $3.2 million.  The lease agreements require monthly payments of principal and interest of approximately $65,000 and expire in December 2007.

With the acquisition of Newbridge in September 2004, we assumed several capital lease obligations in the aggregate amount of $2.3 million.  These leases require monthly payments of principal and interest of approximately $51,000 and expire at varying dates over the next two years.

On June 3, 2003, we repurchased 3.1 million shares of our Common Stock along with warrants to purchase approximately 161,000 of additional shares of Common Stock from Safeguard Scientifics, Inc. (“Safeguard”) and a former officer of Safeguard for $5.95 per share. In connection with the repurchase, we entered into a $14.2 million bank term note, of which $2.4 million was outstanding at October 31, 2006.  The bank term note bears interest at a fixed annual rate of 3.32% and is repayable in equal monthly installments over four years.

As of October 31, 2006, we held approximately 4.9 million shares of treasury stock at an average per share cost of $5.59. In March 2006, we amended the stock repurchase program to authorize the repurchase of up to 1.0 million additional shares of Common Stock. At October 31, 2006, 4,000 shares have been repurchased under the amended program. Since inception of our stock repurchase program in fiscal 1999, we have repurchased approximately 9.8 million shares of stock at an average purchase price of $5.39. Our Board of Directors believes the repurchase program is an appropriate means of increasing shareholder value.

At October 31, 2006, we have a $20 million revolving credit facility from Comerica Bank, which expires on November 1, 2009. The credit facility bears interest at the bank’s prime rate less 100 basis points or LIBOR rate of interest plus 150 basis points, and is collateralized by substantially all of our assets. As of

October 31, 2006, there were no borrowings under this credit facility. Under our bank term note and credit facility, we are required to maintain certain financial and non-financial covenants. Based on the financial covenants, availability of funds under our revolving bank credit facility was $20.0 million at October 31, 2006.

Our liquidity needs are expected to arise primarily from the repayment of debt, payments of obligations under leases, funding the continued development activities, including severance and relocation costs, potential purchases of our Common Stock, enhancements and support of our software offerings and sales and marketing costs associated with expansion in new vertical and international markets. A portion of our cash or borrowings under our revolving credit facility could be used to acquire complementary businesses or obtain the right to use complementary technologies.

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

Recently issued accounting guidance

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We may need to record an obligation under FIN 48 associated with the transfer pricing issues impacting our 2002 and 2000 tax years, however, no amount has been determined. We are evaluating other potential impacts of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides consistency between how registrants quantify financial statement misstatements. SAB 108 allows companies to either (1) retroactively adjust prior financial statements as if an adjustment had always been recorded or (2) record the cumulative effect of initially applying an adjustment to the carrying values of assets and liabilities as of August 1, 2006 with a offsetting adjustment recorded to the opening balance of retained earnings. We will apply the interpretive guidance contained in SAB 108 during the fourth quarter of our fiscal 2007. Upon the initial application of SAB 108, we expect to record an increase for deferred rent in other long term liabilities of $2.2 million and in increase in property and equipment of $2.2 million. We are still evaluating other potential impacts of SAB 108 on our future results of operations and financial condition. The accompanying financial statements do not reflect any adjustment for SAB 108.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no derivative financial instruments. We invest our cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments and commercial paper. We have fixed rate debt instruments of $2.6 million as of October 31, 2006.

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

For the three months ended October 31, 2006 and 2005, 7% and 6%, respectively, of our revenues were denominated in British pounds. For the three months ended October 31, 2006 and 2005, 10% and 7% of our costs of revenue and operating expenses were denominated in British pounds. Historically, transactional gains and losses from the effect of fluctuations in currency exchange rates have not had a material impact on our operations; however, there can be no guarantees that it will not have a material impact in the future.  The exposure to fluctuations in currency exchange rates will increase as we expand our operations outside the U.S.

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

Internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended October 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docucorp International, Inc.
(Registrant)

/s/ MICHAEL D. ANDERECK	Date	December 5, 2006
Michael D. Andereck
President and Chief Executive Officer